Form 10-K
period 1994-12-31
BELDEN & BLAKE CORP/
filed 1995-03-31
CIK 734778

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                            OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20100

                           BELDEN & BLAKE CORPORATION
             (Exact name of registrant as specified in its charter)

                             OHIO                                                34-1686642
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

                               5200 STONEHAM ROAD
                          NORTH CANTON, OHIO 44720-1543
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 499-1660

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1995 was $86,708,657.

         The number of shares outstanding of registrant's common stock, without par value, as of March 16, 1995 was 7,106,246.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders to be held on or about May 25, 1995 are incorporated in Part III of this Form.

PART I

Item 1.  BUSINESS

GENERAL

         Belden & Blake Corporation, an Ohio corporation (the "Company"), is primarily engaged in producing oil and natural gas, acquiring and enhancing the economic performance of producing oil and gas properties, exploring for and developing natural gas and oil reserves and gathering and marketing natural gas. Until 1995, the Company conducted business exclusively in the Appalachian Basin where it has operated since 1942 through several predecessor entities. It is now one of the largest exploration and production companies operating in the Appalachian Basin in terms of reserves, acreage held and wells operated. In early 1995, the Company commenced operations in the Michigan Basin through the acquisition of Ward Lake Drilling, Inc., an exploration and production company which owns and operates oil and gas properties in Michigan's lower peninsula. See "Recent Developments."

         At December 31, 1994, the Company owned interests in 4,589 gross (3,899 net) productive gas and oil wells in Ohio, West Virginia, Pennsylvania and New York with proved reserves totaling 123 Bcf (billion cubic feet) of gas and 4.1 million Bbls (barrels) of oil. The estimated future net revenues from these reserves had a present value before income taxes of approximately $116.5 million at December 31, 1994. At that date, the Company held leases on 544,063 gross (533,983 net) acres, including 226,507 gross (220,791 net) undeveloped acres.

         At December 31, 1994, the Company operated more than 4,900 wells, including wells operated for third parties. The Company owned and operated approximately 1,900 miles of gas gathering systems with access to the commercial and industrial gas markets of the northeastern United States at December 31, 1994. At December 31, 1994, the Company's net production was approximately 26.8 million cubic feet of gas and 1,400 Bbls of oil per day. At that date, the Company was marketing approximately 46 million cubic feet of gas per day, consisting of its own production and gas purchased from third parties.

         The Company was formed through the combination of a group of companies and assets owned by Henry S. Belden IV (the "Belden Interests") with Belden & Blake Energy Company (the "Partnership"), a master limited partnership listed on the American Stock Exchange, and Belden & Blake International Limited ("BBI"), a Bermuda corporation listed on the Luxembourg Stock Exchange. The transactions combining these entities were effected on March 31, 1992. The Company's succession to the Belden Interests was recorded on the basis of historical cost in a manner similar to a pooling of interests and the consolidation of the Partnership and BBI (the "Consolidation") was accounted for as a purchase. Accordingly, prior to March 31, 1992, the Consolidated Financial Statements of the Company reflect only the historical results of the Belden Interests and do not include the results of operations of the Partnership or BBI prior to that date.

         The Company maintains its corporate offices at 5200 Stoneham Road, North Canton, Ohio 44720-1543. Its telephone number at that location is (216) 499-1660. Unless the context otherwise requires, all references herein to the "Company" are to Belden & Blake Corporation, its subsidiaries and predecessor entities.

SIGNIFICANT EVENTS

         In January 1994, the Company purchased substantially all of TGX Corporation's New York and Ohio assets for $15.5 million. The assets acquired included an average working interest of 88% in 1,034 gross (910 net) oil and gas wells on approximately 121,000 leasehold acres in northeastern Ohio and southwestern New York, approximately 15,000 undeveloped leasehold acres in the proximity of the existing production, and related inventory, real estate and oilfield equipment. At December 31, 1993, the properties acquired had estimated proved reserves of 22.0 Bcf of natural gas and 28,700 Bbls of oil.

RECENT DEVELOPMENTS

PURCHASE OF WARD LAKE DRILLING, INC.

         Effective in January 1995, the Company made its initial entry into the Michigan Basin by acquiring Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan for $15.1 million. Ward Lake holds production payment and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells in Michigan's lower peninsula and approximately 5,500 undeveloped leasehold acres in the proximity of the wells.

         The wells had estimated proved developed gas reserves of 98 Bcf (13.7 Bcf net to Ward Lake's interest) at December 31, 1994. Gross production from the wells in 1995 is expected to total approximately 37 million cubic feet of gas per day. Approximately one-half of the purchase price was paid for the proved reserves, with the balance associated with operating rights and other corporate assets.

PURCHASE OF THE EAST OHIO GAS COMPANY'S PRODUCING PROPERTIES

         In March 1995, the Company entered into an agreement to purchase all of the producing properties of The East Ohio Gas Company in Ohio for $6.5 million. The assets to be acquired include a 100% working interest in 378 natural gas wells and drilling rights on more than 250,000 acres of adjacent properties. A substantial majority of the wells are adjacent to producing properties currently being operated by the Company. The wells had estimated proved reserves at December 31, 1994 of 8.5 Bcf of natural gas and 80,000 Bbls of oil. Production from the wells in 1995 is expected to approximate 1.9 million cubic feet equivalent per day. The purchase is subject to the satisfaction of certain due diligence matters, consent requirements and other conditions.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in two industry segments: (1) oil and gas production and distribution and (2) oilfield sales and services. Oilfield sales are generated by its wholly-owned subsidiaries, Target Oilfield Pipe & Supply Company and Engine Power Systems, Inc., and oilfield services are provided by its Arrow Oilfield Services division. The financial information with respect to the industry segments is shown in Note 18 of the Consolidated Financial Statements.

DESCRIPTION OF BUSINESS

OVERVIEW

         The Company is primarily engaged in oil and gas exploration, development and production and the gathering and marketing of natural gas in the Appalachian Basin and, to a lesser extent, the Michigan Basin.

         The Appalachian Basin is the oldest and geographically one of the largest oil and gas producing regions in the United States. Production in the Appalachian Basin is derived primarily from shallow (1,000 to 7,500 feet) blanket formations. Success rates of the Company and others drilling in these formations historically have exceeded 90%, with production generally lasting longer than 20 years.

         The combination of long-lived production and high drilling success rates at these shallower depths has resulted in a highly fragmented, extensively drilled operating environment in the Appalachian Basin. As of December 31, 1994, there were over 10,000 independent operators of record and approximately 180,000 producing oil and gas wells in Ohio, West Virginia, Pennsylvania and New York. There has been very limited testing or development of the formations below the existing shallow production in the Appalachian Basin. As a result, the Company believes that there are significant exploration and development opportunities in these less developed formations for those operators with the capital, technical expertise and ability to assemble the large acreage positions needed to justify the use of advanced exploration and production technologies.

         The Michigan Basin is similar in many respects to the Appalachian Basin. The Antrim Shale formation is a low porosity reservoir that blankets 95% of the Michigan Basin. Present production is from depths between 700 and 1,700 feet. The wells initially produce at rates of 100 to 175 Mcf (thousand cubic feet) per day and decline very slowly. Containment of operating costs is critical and properties are primarily held by small, private independent companies. The Michigan Basin also contains deeper, more prolific formations -- principally the Niagaran Limestone and Prairie du Chien Sandstone.

         The proximity of the Appalachian and Michigan Basins to large commercial and industrial natural gas markets has generally resulted in wellhead gas prices that since 1985 have ranged from $.42 to $1.30 per Mcf above national wellhead prices.

BUSINESS STRATEGY

         One of the Company's primary operating objectives is to build and maintain a dominant position as a gas and oil producer and natural gas marketer in the Appalachian and Michigan Basins. To accomplish this objective, the Company's specific business strategy is to:

          - make strategic acquisitions of additional producing oil and gas properties;

          - expand production and reserves through a conservative mix of developmental and exploratory drilling;

          - improve profit margins on the production from existing and acquired properties through advanced production technologies, operating efficiencies, mechanical improvements and the use of enhanced recovery techniques;

           - use advanced exploration and production technologies to increase recoverable reserves and to explore and develop the less developed formations in the Appalachian and Michigan Basins; and

           - expand and vertically integrate its gas gathering and marketing activities.

         This strategy is particularly intended to enable the Company to utilize its sizeable acreage position, technological capability and financial resources to take advantage of (i) the increased availability of producing properties for acquisition in the Appalachian and Michigan Basins as capital constrained operators seek liquidity or operating capital as a result of declining oil and gas prices and the reduced availability of tax shelter investment capital and
(ii) the significant exploration and development opportunities in the less developed and potentially more productive formations in the Appalachian and Michigan Basins.

ACQUISITIONS OF PRODUCING PROPERTIES

         The Company's acquisition strategy focuses on producing properties that
(i) the Company already owns an interest in and operates or that are strategically located in relation to its existing operations, (ii) can be increased in value through operating cost reductions, advanced production technology, mechanical improvements, recompleting or reworking wells and the use of enhanced and secondary recovery techniques, (iii) provide development drilling opportunities or enhance the Company's acreage position, (iv) have the potential for increased revenues from gas production through the Company's gas marketing capabilities or (v) are of sufficient size to allow the Company to operate efficiently in new areas.

         In 1994, the Company made eleven acquisitions of producing oil and gas properties having proved reserves of 26.9 Bcf of natural gas and 222,981 Bbls of oil at a cost of $20.3 million.

OIL AND GAS OPERATIONS AND PRODUCTION

         Operations. The Company serves as the operator of substantially all of the wells in which it holds working interests. The Company seeks to maximize the value of its properties through operating cost reductions, advanced production technology, mechanical improvements and the use of enhanced and secondary recovery techniques.

         Through its eight production field offices (three in Ohio, one in Pennsylvania, two in West Virginia, one in New York and one in Michigan), the Company continuously reviews its properties, especially recently acquired properties, to determine what action can be taken to reduce operating costs and improve production. The Company has reduced field level costs through improved operating practices such as computerized production scheduling and the use of hand-held computers to gather field production data. On acquired properties, further efficiencies may be realized through improvements in production scheduling and reductions in oilfield labor. Actions that may be taken to improve production include modifying surface facilities and redesigning downhole equipment. In 1989 and 1990, the Company participated in the development of an advanced plunger lift system (the "JetStar"), a tool that is designed to improve production on certain low-volume gas wells. As of December 31, 1994, a total of 217 JetStar systems have been installed on Company operated wells at a cost of approximately $5,600 per well, resulting in an average net increase in production to the Company of 8 Mcf per well per day during the first year following installation.

         The Company may also implement enhanced and secondary recovery techniques. Enhanced recovery techniques include the repressurization of a productive field by injecting gases into formations that have significant remaining reserves in place but which are no longer producing at satisfactory levels. The Company initiated a pilot repressurization project in 1993. Gas has been intermittently injected into four wells, resulting in increased oil recovery from these wells. If successful, this pilot project could lead to a larger program designed to improve oil production in one of the Company's currently active fields. A combination of this gas injection process along with in-fill drilling is being evaluated using advanced reservoir modeling techniques that were performed at the University of Houston and Los Alamos National Laboratory. The U.S. Department of Energy is providing funding for additional studies of the modeled reservoir to integrate the previous modeling work with the actual field pilot results. This additional study will better enable the Company to determine the economic viability of the process for larger field-wide development.

         Secondary recovery methods typically involve all methods of oil extraction in which extrinsic energy sources are applied to extract additional reserves. The primary secondary recovery technique used by the Company is waterflooding, which has been used extensively in Pennsylvania. Although the Company has sold many of its older waterflood properties, it may use such recovery methods in areas where favorable results can be attained.

         Production. The following table sets forth certain information regarding oil and gas production from the Company's properties:

                                                                   YEAR ENDED DECEMBER 31
                                                     ----------------------------------------------
                                                       1992                1993                1994
                                                     --------            -------            --------
Production
   Oil (thousands of Bbls)                                351                453                 496
   Gas (Bcf)                                              3.7                7.4                 9.6
Average Sales Price
   Oil (per Bbl)                                     $  19.27            $ 17.15             $ 15.98
   Gas (per Mcf)                                     $   2.20            $  2.55             $  2.58
Average production costs per equivalent
   Mcf of natural gas                                $   0.92            $  0.71             $  0.74
Total Oil and Gas Revenues (in thousands)            $ 15,046            $26,631             $32,574
Total Production Expenses (in thousands)             $  5,362            $ 7,190             $ 9,292

EXPLORATION AND DEVELOPMENT

         Ohio. Historically, the Company's drilling activities concentrated on development drilling in the Clinton formation in eastern Ohio. The Clinton formation is part of an extensive sandstone formation of varying thickness that is found throughout the subsurface of the eastern half of Ohio at depths ranging from 3,000 to 7,500 feet. The formation is a blanket sand not generally subject to structural or stratigraphic features. Since 1963, the Company has drilled more than 1,000 wells in the Clinton formation with a success rate of 97%.

         Production from a Clinton well is largely dependent on the porosity and permeability of the formation in the drainage area of the well bore. The Clinton formation is a tight sand that is resistant to the flow of oil and gas. Production from this type of reservoir has been improved through the use of hydraulic fracturing to improve the flow of oil and gas into the well bore. Even with hydraulic fracturing, the nature of the formation results in low recovery of reserves, typically 10% to 15% of the oil and 35% of the gas in place. Based on the Company's experience, the typical Clinton well produces 20% to 25% of its recoverable reserves in the first year and 40% to 50% of its total recoverable reserves in the first three years, with steady declines in subsequent years. The Company's recent experience is that a typical Clinton gas well costs $110,000 to drill and complete and has 85 to 100 million cubic feet equivalent of recoverable reserves, while a typical Clinton oil well costs $135,000 to drill and complete and has 21,000 Bbls of recoverable oil reserves.

         The Company drilled five vertical wells to the Clinton formation in 1994. All of these wells were completed as producing oil and gas wells. In addition, in 1994 the Company completed and successfully fracture treated a horizontal well in the Clinton formation. This well was drilled in 1993 on a co-funded basis with the U.S. Department of Energy to determine the economic feasibility of horizontal drilling in the Clinton formation. The horizontal well is currently producing both natural gas and oil. An economic assessment will be made when sufficient quantities are extracted to determine ultimate recoverable reserves. The Company intends to drill seven vertical wells to the Clinton formation in 1995. The costs of drilling and completing these wells are expected to be financed entirely through internally generated cash flow.

         The less developed formations in Ohio include the Knox sequence of sandstones and dolomites at depths ranging from 3,000 feet to 8,000 feet. The Company is focusing on the Knox sequence of formations in Ohio, which includes the Rose Run, Beekmantown and Trempeleau pay zones. The geographical boundaries of the Knox sequence, which lies below the Clinton formation, are generally well defined in Ohio. Nevertheless, the Knox group has been only lightly explored, with fewer than 1,200 wells drilled to this sequence of formations during the past 10 years.

         In 1994, the Company drilled 25 gross (14.2 net) wells to the Knox formations in Ohio, with 17 gross (9.8 net) wells completed as producing wells in the Knox formations. In addition, two wells that were non-commercial in the Knox were completed as producing wells in the shallower Clinton formation.

         The Company's historical experience is that the average Knox well produces 20% to 25% of its recoverable reserves in the first year of production and approximately 50% of its recoverable reserves in the first three years with a steady decline thereafter. Knox sequence wells have an expected productive life ranging from 15 to 25 years. Based on the Company's experience, the average cost to drill and complete a Knox well is $220,000 with an average dry hole cost of $100,000.

         The Company's production from Knox formation wells has increased steadily as additional wells have been drilled.



                      Production From Knox Formation Wells


                                            1992                1993                 1994
                                           -------            -------               -------
Producing Wells
     Gross                                      16                 23                    41
     Net                                      13.7               20.6                  29.7

Net Production
     Oil (Bbls)                              4,664             13,868                67,112
     Gas (Mcf)                             339,604            730,834             1,041,459
     Combined (Mcfe) (1)                   367,588            814,042             1,444,131

Percent of Total Production
     Oil                                       1.3 %              3.1 %                13.5 %
     Gas                                       9.1                9.9                  10.9
     Combined                                  6.3                8.1                  11.5

- -----------------------
(1) Mcfe means a thousand cubic feet of natural gas equivalent, which is determined using the ratio of six Mcf of natural gas to one barrel of oil.

         The Company is well positioned to exploit the undeveloped potential of the Knox formations. It holds leases on approximately 293,000 net acres overlying potential Knox drilling locations. Approximately 50% of this acreage is held by production from shallower formations at no additional cost to the Company. This sizable acreage position enables the Company to shoot seismic surveys on a cost effective basis by spreading the costs over a large number of potential well sites. Generally, the use of seismic analysis by smaller operators is not economical as an exploration tool because they do not hold sufficient acreage. The Company plans to drill 26 wells to the Knox formations in Ohio in 1995. The costs of drilling and completing these wells are expected to be financed entirely through internally generated cash flow.

                           1994 Ohio Drilling Results



                                                             ESTIMATED
                                                              RESERVES         APPROXIMATE
                                      GROSS       NET        DISCOVERED -          COST -
                                      WELLS      WELLS       NET (MCFE)             NET
                                      -----      -----      ------------       -----------
Shallow Blanket Formations
   Productive                             5        4.5           381,000        $  932,000  (1)
   Dry                                    0          0                 0                 0

Less Developed Formations
   Productive                            17        9.8         3,808,000         2,379,000
   Dry                                    8  (2)   4.4           137,000           509,000

- ----------------
(1) Includes approximately $400,000 associated with the horizontal well previously discussed.

(2) Includes two Knox dry holes which were subsequently completed in the Clinton formation.

         West Virginia. In December 1992, the Company acquired interests in 784 natural gas wells from Presidio Exploration, Inc. ("Presidio"). In conjunction with the purchase of these properties, the Company entered into a Drilling Participation Agreement (the "DPA") with Presidio which provides for the joint development of approximately 84,000 net undeveloped acres adjoining the acquired properties. The DPA contemplates the development of low-risk long-lived reserves from relatively shallow formations between 1,500 and 6,000 feet. Productive horizons in the area include the Berea Sandstone, Devonian Brown Shale, Ravencliff Sandstone and Big Lime Limestone. The horizons are similar in nature to the Clinton formation in Ohio.

         The DPA provides for equal cost and revenue sharing, with Presidio receiving a 3.125% overriding royalty (net to the Company's interest) with respect to each well drilled and contributing undeveloped acreage at a cost of $90 per acre ($45 per acre net to the Company's interest assuming equal participation by the Company and Presidio). The Company serves as operator under the DPA and charges Presidio a well drilling fee and a fixed fee to cover ongoing well management.

         The Company drilled 23 gross (15.3 net) wells under the DPA in 1994, with 20 gross (14.6 net) wells completed as producing gas wells. Presidio elected to participate in ten of these wells and the Company acquired Presidio's interests in the others. The Company also drilled seven gross (2.7 net) wells outside the DPA, all of which were completed as producing wells.

         The Company estimates that there are 100 drilling locations associated with the remaining acreage available for development under the DPA containing approximately 6.5 Bcf of proved undeveloped natural gas reserves net to the Company's interest (assuming equal participation by the Company and Presidio). The Company plans to drill 24 wells in West Virginia in 1995. The Company estimates that the average cost to drill and complete wells in these West Virginia horizons is approximately $160,000 per well. The Company's share of drilling and completion costs in 1995 is expected to be financed entirely through internally generated cash flow.

         The Company's contract with Ravenswood Aluminum Company ("RAC"), its principal gas purchaser in West Virginia, requires it to deliver 10 billion British Thermal Units ("Btus") (approximately 9.5 million cubic feet) of gas per day through 1998. At present, the Company is supplying this contract requirement by delivering approximately 5.9 billion Btus of its own gas production, 3.3 billion Btus of production from royalty and joint working interest owners in wells in which the Company holds an interest and 0.8 billion Btus of gas purchased from third parties. To the extent that the Company is able to add production in the northern region under the DPA, such production would be available to replace gas presently purchased from third parties to satisfy the contract requirements.

         The contract provides for a discount from the contract price if gas is available under the same terms and conditions from an arms-length third party at a price of less than 70% of the contract price. Since July 1994, RAC has unilaterally taken discounts totaling $334,000 through December 31, 1994. The Company has contested RAC's interpretation of the contract and is negotiating to recover part or all of the discounts taken.

         At the time the Company purchased the properties subject to the RAC gas contract, it required Presidio to partially secure the delivered gas price the Company would receive under the contract with a declining letter of credit issued by Citibank, N.A. and Chase Manhattan Bank, N.A. The Company is entitled to draw against the letter of credit annually if the Company receives less than a specified minimum average delivered price on gas delivered to RAC under the contract. The Company intends to draw against the letter of credit or be reimbursed directly by Presidio in early 1995 for a portion of the amount of the discount taken by RAC.

                       1994 West Virginia Drilling Results


                                                                ESTIMATED
                                                                 RESERVES          APPROXIMATE
                                        GROSS        NET        DISCOVERED -          COST -
                                        WELLS       WELLS       NET (MCFE)            NET
                                        -----       -----      ------------        -----------
Shallow Blanket Formations
   Productive                              27       17.3          3,369,000         $2,673,000
   Dry                                      2        0.4                  0             42,000
Less Developed Formations
   Productive                               0          0                  0                  0
   Dry                                      1        0.3                  0             82,000


         Pennsylvania and New York. In Pennsylvania, the shallow producing formations are of Upper Devonian age and include the Bradford, Cherry Grove, Clarendon, Glade and Tioga Sandstones at depths ranging from 1,100 to 1,500 feet. These reservoirs have been productive in the area since the mid-1800's and today produce both gas and high quality Pennsylvania grade crude oil. The expected productive life of these wells is 15 years. Based on the Company's historical experience, these Upper Devonian wells cost $30,000 to $40,000 to drill and complete.

         In 1994, the Company drilled 20 wells to these shallow formations, all of which were completed as producing wells. Reserves discovered as a result of this drilling totaled 519 million cubic feet of gas and 36,910 barrels of oil. Drilling and completion costs for the 20 wells totaled $635,000. The Company plans to drill 18 wells to these formations in 1995, the costs of which are expected to be funded through internally generated cash flow.

         In Pennsylvania, the less developed formations include the Onondaga Limestone and the Oriskany Sandstone. In 1990, the Company drilled three exploratory wells to the Onondaga formation in northwestern Pennsylvania. One of the three wells was productive and has produced 1.2 Bcf equivalent and $2.8 million in net revenues through December 31, 1994, and had estimated remaining future net revenues as of that date of $1.3 million. Drilling and completion costs for the three wells, including approximately $200,000 in seismic expenditures, totaled $952,000. The Company intends to drill one well to test this formation in 1995 at an estimated cost of $300,000 (excluding seismic costs) which is expected to be funded through internally generated cash flow.

         In November 1993, the Company entered into a joint venture to drill four exploratory wells to the Oriskany formation in southwestern Pennsylvania. The Company holds a 60% interest in the venture and serves as the operator. All four wells were completed as producing wells in 1994. The Company plans to drill four additional wells to the Oriskany formation in 1995 at an estimated total cost of $1 million. The costs of drilling and completing these wells are expected to be funded through internally generated cash flow.

         In southwestern New York, the shallow producing formations are the Whirlpool and Medina Sandstones at depths ranging from 3,000 to 3,500 feet. The Medina Sandstone is analogous to the Clinton Sandstone in Ohio. In 1994, the Company drilled 6 gross (3.7 net) wells to these shallow formations, all of which were completed as producing wells. The primary less developed formation in southwestern New York is the Theresa Sandstone, which is analogous to the Rose Run Sandstone, one of the Knox group of formations in Ohio. The Company drilled 2 gross (.6 net) wells to the Knox formations in New York during 1994 with 1 gross (.5 net) well completed as a producing well. The Company plans to drill seven wells to the Medina Sandstone formation and four wells to the Knox formations in New York in 1995. The following table provides information on the Company's drilling activities in New York and Pennsylvania in 1994.

             1994 New York and Pennsylvania Drilling Results


                                                               ESTIMATED
                                                                RESERVES          APPROXIMATE
                                        GROSS       NET        DISCOVERED -          COST -
                                        WELLS       WELLS       NET (MCFE)             NET
                                        -----       -----      ------------        -----------
Shallow Blanket Formations
   Productive                              26        23.8         1,063,000         $1,107,000
   Dry                                      0           0                 0                  0
Less Developed Formations
   Productive                               5         2.9         1,251,000          1,562,000
   Dry                                      1         0.1                 0             14,000

     Drilling Results. The following table sets forth drilling results with respect to wells drilled during the past five years.


                          Shallow Blanket Formations(1)

                                1990          1991        1992        1993          1994
                                ----          ----        ----        ----         -----
Development Wells(2)
   Productive
      Gross                        78            6           4          42            58
      Net                         2.9          0.5           4        31.4          45.6
   Dry
      Gross                         0            0           0           2             2
      Net                        0.04            0           0         0.7           0.4

(No Exploratory Wells were drilled in Shallow Blanket Formations.)



                          Less Developed Formations(1)


                                1990          1991        1992        1993         1994
                                ----          ----        ----        ----         ----
Development Wells(3)
   Productive
      Gross                         0            5           8          16  (4)      19  (5)
      Net                           0          0.4         6.4         8.8         11.1
   Dry
      Gross                         1            1           7          11            6
      Net                        0.05          0.1         5.1         9.9          3.2
Exploratory Wells(3)
   Productive
      Gross                         9            2           0           0            3  (5)
      Net                         0.5          0.1           0           0          1.6
   Dry
      Gross                        10            5           0           3            4
      Net                         1.2          0.3           0         1.5          1.6

- ----------------------

(1) Includes Belden Interests only through March 31, 1992. The Partnership and BBI owned interests in substantially all of these wells.

(2) Consists of wells drilled to the Berea and Clinton Sandstone formations in Ohio, the Berea Sandstone, Devonian Brown Shale, Ravencliff Sandstone and Big Lime Limestone formations in West Virginia, and the Glade and Clarendon Sandstone formations in Pennsylvania.

(3) Consists of wells drilled to the Trenton Limestone and Knox sequence of formations in Ohio and the Oriskany Sandstone and Onondaga Limestone formations in Pennsylvania.

(4) Two additional wells which were dry in the Knox formations were subsequently completed in the shallower Clinton formation.

(5) One additional well which was dry in the Knox formation was subsequently completed in the shallower Clinton formation.

         Exploring the deeper, less developed formations of the Appalachian Basin requires technological expertise that has not been widely used in the shallow blanket formations. While much of this technology has been widely used in other oil and gas producing regions for years, its use has been recent and limited in the Appalachian Basin. The Company has the acreage base and resources necessary to utilize this technology in its exploration and development efforts. By combining current technology with its in-depth knowledge of the Appalachian Basin, the Company intends to continue to build its reserve base by developing these deeper formations.

GAS GATHERING AND MARKETING

         The Company operates approximately 2,000 miles of natural gas gathering lines in Michigan, Ohio, New York, West Virginia and Pennsylvania. The gathering lines in Ohio and Pennsylvania total approximately 1,200 miles and consist of networks that collect natural gas produced from approximately 800 wells. The Ohio networks connect primarily with pipelines owned by The East Ohio Gas Company, which allows access to a large segment of the potential commercial and industrial customer base in northeast Ohio. The Ohio and Pennsylvania gathering lines collect and deliver gas from wells connected to the lines and operated by the Company or third parties, as well as gas purchased by the Company from other suppliers.

         The gathering lines in West Virginia consist of two networks, one located in the northern region and the other in the southern region, totaling approximately 550 miles. These lines collect substantially all of the Company's West Virginia gas production as well as gas from other producers. The gathering lines interconnect with several major gas pipelines, including those of Consolidated Natural Gas Company and Columbia Gas Transmission Corporation, which afford potential marketing access to most of the East Coast gas markets.

         During 1994, the Company's gathering lines collected and delivered approximately 5.6 Bcf of gas, generating net revenues of $3.4 million, with approximately 3.3 Bcf of this gas being delivered to RAC pursuant to a long-term requirements contract. See "Exploration and Development." The gathering network in the southern region of West Virginia does not generate third-party gathering revenue because it is owned by the Company and the other working interest owners in the wells connected to the network. Costs of operations are shared among the Company and the joint owners.

         The major industrial centers of Akron, Canton, Cleveland and Pittsburgh are all located in close proximity to the Company's operations and provide a large potential market for direct natural gas sales. At present, the Company markets directly to approximately 150 customers in a five-state area. The Company focuses its gas marketing efforts on small to mid-sized industrial customers that require more service and have the potential to generate higher margins than large industrial users.

         The Company sells the gas it produces to its commercial and industrial customers, local distribution companies and on the spot market. In addition to its own production, the Company buys gas from other producers and third parties and resells it. The following table shows the type of buyer for the Company's own gas production and gas purchased from others in 1994.

                                             COMPANY PRODUCED                GAS PURCHASED FROM
                                                   GAS                          THIRD PARTIES
                                             ----------------                ------------------
                                                      PERCENT                           PERCENT
                                                        OF                                 OF
Sold to                                      Bcf       TOTAL                 BCF         TOTAL
- ----------------------------                 ---      -------                ---        -------
End Users                                    3.9          41%                6.6            96%
Local Distribution Companies                 4.3          45%                 --             --
Spot Markets                                 1.4          14%                0.3             4%
                                            -----        -----              -----         -----
Total                                        9.6         100%                6.9           100%
                                            =====        =====              =====         =====


OILFIELD SUPPLIES AND SERVICES

         Target Oilfield Pipe & Supply Company, a subsidiary of the Company, currently operates six retail sales outlets in the Appalachian Basin from which it sells a broad range of equipment, including pipe, tanks, fittings, valves, pumping units and JetStar plunger lift systems. The Company originally entered the oilfield supply business to ensure the quality and availability of supplies for its own operations. In response to increasing third party sales, which accounted for approximately 70% of total sales in 1994, the number of store locations has expanded from one to six since 1990.

         In the first quarter of 1994, the Company acquired the assets and liabilities of Engine Power Systems, Inc. ("EPS"), a distributor of Waukesha natural gas-fueled engines and gas-powered electric generation equipment in Ohio, western Pennsylvania, West Virginia and Kentucky, in exchange for 31,656 restricted shares of the Company's common stock. EPS is engaged in engine sales, application engineering and system packaging for power generation, co-generation, gas compression, air compression and various other applications. The Company believes the acquisition of EPS strengthens its gas gathering and marketing capability, furthers its vertical integration in gas marketing and provides a future entry into co-generation.

         The Company has provided its own oilfield services for more than 30 years in order to assure quality control and operational and administrative support to the exploration and production operations of the drilling programs organized by the Company and its predecessors. In 1992, a separate service division was organized which provides the Company and third party customers with necessary oilfield services such as well workovers, well completions, JetStar conversions, brine hauling and disposal and oil trucking. During the last half of 1994, the Company acquired for $3.1 million substantially all the assets of two Ohio-based oilfield servicing companies and a brine hauling and disposal company operating primarily in Ohio. These acquisitions make the Company's service division the largest oilfield service company in Ohio.

         The Company plans to expand its oilfield supply and service business through continued growth in its market area.

EMPLOYEES

         As of March 1, 1995, the Company had 437 full-time employees, including 339 field employees, 13 petroleum engineers, five geologists and one geophysicist.

COMPETITION

         The oil and gas industry is highly competitive. Competition is particularly intense with respect to the acquisition of producing properties and the sale of oil and gas production. There is competition among oil and gas producers as well as with other industries in supplying energy and fuel to users.

         The competitors of the Company in oil and gas exploration, development, production and marketing include major integrated oil and gas companies as well as numerous independent oil and gas companies, individual proprietors, natural gas pipelines and their affiliates and natural gas marketers and brokers. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to the Company. Such competitors may be able to pay more for desirable prospects or producing properties and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit. The ability of the Company to add to its reserves in the future will be dependent on its ability to exploit its current developed and undeveloped lease holdings and its ability to select and acquire suitable producing properties and prospects for future exploration and development.

REGULATION

         Regulation of Oil and Gas Operations and Marketing. Oil and gas production operations and economics are affected by tax statutes and other laws relating to the petroleum industry, by changes in such laws and by changing administrative regulations and the interpretation and application of such regulations. Oil and gas industry legislation and agency regulation is periodically changed for a variety of political, economic and other reasons. Numerous departments and agencies, both federal and state, issue rules and regulations applicable to the oil and gas industry, some of which carry substantial penalties for noncompliance. Although the Company believes that it is in material compliance with all such laws and regulations, there is no assurance that new regulations or new interpretations of existing laws and regulations will not increase substantially the cost of compliance or otherwise adversely affect the Company's exploration for, and production, gathering and marketing of, oil and gas.

         In the past, the federal government has regulated the prices at which oil and gas could be sold. Prices of oil and gas sold by the Company are not currently regulated, and sales may be made at uncontrolled market prices.

         In April 1992, the Federal Energy Regulatory Commission issued Order 636, which generally requires the unbundling of gas transportation, marketing and storage services. Although the Company believes that its gas gathering operations are not subject to Order 636, the effect of this Order has contributed to increased competition in the marketing of natural gas, which has adversely affected the profitability of the Company's gas gathering and marketing operations.

         Environmental Regulation. The Company's operations are subject to various federal, state and local laws and regulations limiting the discharge of materials into the environment or otherwise relating to the protection of the environment. Environmental protection laws and regulations have become increasingly stringent over the past decade, and further changes may affect the Company's operations and costs as a result of their effect on oil and gas development, exploration and production operations. In particular, Congress has considered reauthorization of the federal Resource Conservation and Recovery Act, under which oil and gas exploration and production wastes are currently classified as non-hazardous. Such reauthorization may result in the reclassification of some oil and gas exploration and production wastes as hazardous or semi-hazardous and the imposition of substantial obligations with respect to such wastes on domestic oil and gas producers, including the Company. Initiatives to further regulate the disposal of oil and gas wastes are also proposed periodically at the state level and could affect the Company's operations if enacted in states where the Company operates.

CUSTOMERS

         See Note 15 to the Consolidated Financial Statements of the Company for information regarding the Company's major customers.

Item 2.  PROPERTIES

OIL AND GAS RESERVES

         The following table sets forth proved oil and gas reserves as of December 31, 1992, 1993 and 1994 determined in accordance with the rules and regulations of the Securities and Exchange Commission. Proved reserves are the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.


                                                                            DECEMBER 31
                                                         ----------------------------------------
                                                          1992             1993              1994
                                                          ----             ----              ----
         Estimated Proved Reserves
             Gas (Bcf)                                    79.2             94.3             123.0
             Oil (thousands of Bbls)                     4,163            3,533             4,113

         See Note 17 to the Consolidated Financial Statements for more detailed information regarding the Company's oil and gas reserves. The following table sets forth the estimated future net revenues from the proved reserves of the Company and the present value of such future net revenues as of December 31, 1994 determined in accordance with the rules and regulations of the Securities and Exchange Commission.

         Estimated future net revenues (before income taxes)
         attributable to estimated production during
                  1995............................................................   $ 20,384,652
                  1996............................................................     18,155,852
                  1997............................................................     15,975,099
                  1998 and thereafter.............................................    175,328,786
                                                                                     ------------
                  Total...........................................................   $229,844,389
                                                                                     ============

         Present value before income taxes
         (discounted at 10% per annum)............................................   $116,470,945
                                                                                     ============

         Present value after income taxes
         (discounted at 10% per annum)............................................   $ 89,853,987
                                                                                     ============

         Estimated future net revenues represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs (including production taxes and ad valorem taxes and operating costs) and development costs. Estimated future net revenues were calculated on the basis of prices and costs estimated to be in effect at December 31, 1994 without escalation, except where changes in prices were fixed and readily determinable under existing contracts.

PRODUCING WELL DATA

         The following table summarizes by state the Company's productive wells at December 31, 1994:

                                               DECEMBER 31, 1994
                         --------------------------------------------------------------
                           OIL WELLS               GAS WELLS                 TOTAL
                         --------------          --------------          --------------
State                    GROSS     NET           GROSS     NET           GROSS     NET
- -------------            -----    -----          -----    -----          -----    -----
Ohio                     1,390    1,188          1,212      976          2,602    2,164
West Virginia               47       45            730      512            777      557
Pennsylvania               144      136            176      167            320      303
New York                     1        1            889      874            890      875
                         -----    -----          -----    -----          -----    -----
                         1,582    1,370          3,007    2,529          4,589    3,899
                         =====    =====          =====    =====          =====    =====

ACREAGE DATA

         The following table summarizes by state the Company's gross and net developed and undeveloped leasehold acreage at December 31, 1994:

                                           DECEMBER 31, 1994
                      -----------------------------------------------------------------
                      DEVELOPED ACREAGE      UNDEVELOPED ACREAGE        TOTAL ACREAGE
                      -----------------      -------------------     ------------------
State                  GROSS      NET         GROSS       NET         GROSS      NET
- -------------         -------   -------      -------     -------     -------    -------
Ohio                  173,819   173,209      119,762     119,762     293,581    292,971
West Virginia          45,322    43,956        1,360       1,118      46,682     45,074
Pennsylvania            4,726     3,923       85,057      79,754      89,783     83,677
New York               93,689    92,104       20,328      20,157     114,017    112,261
                      -------   -------      -------     -------     -------    -------
                      317,556   313,192      226,507     220,791     544,063    533,983
                      =======   =======      =======     =======     =======    =======


Item 3.  LEGAL PROCEEDINGS

         On February 17, 1994, the Estate of Judith C. Bookman filed a complaint in the Court of Common Pleas of Portage County, Ohio against Harold D. Miller, Inc. and the Company seeking the recovery of $5,110,000 in compensatory damages and $2,000,000 in punitive damages for the death of Mrs. Bookman in an automobile accident involving a tractor-trailer owned and operated by co-defendant Harold D. Miller, Inc. The co-defendant is an independent contractor who was transporting oilfield supplies to one of the Company's well sites at the time of the accident. The Company intends to vigorously defend itself, and to seek third party indemnification, against these claims. Any liability of the Company with respect to this action would be covered by insurance except for any punitive damages awarded.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Company as of February 28, 1995 were as follows:


NAME                     AGE              POSITION
- ---------------------    ---              ------------------------------------
Henry S. Belden, IV      55               Chairman of the Board and Chief Executive Officer

Max L. Mardick           60               President and Chief Operating Officer and Director

Ronald E. Huff           40               Senior Vice President and Chief Financial Officer and
                                          Director

Joseph M. Vitale         53               Senior Vice President Legal, General Counsel, Secretary
                                          and Director

Ronald L. Clements       52               Senior Vice President Exploration and Production

Leo A. Schrider          56               Senior Vice President Technical Development

Dennis D. Belden         49               Vice President Supply and Service

L. Charles Duplain       51               Vice President Gas Marketing

Charles P. Faber         53               Vice President Corporate Development

Donald A. Rutishauser    38               Vice President and Treasurer

Dean A. Swift            42               Vice President, Assistant General Counsel and Assistant
                                          Secretary

         All executive officers of the Company serve at the pleasure of its Board of Directors. None of the executive officers of the Company is related to any other executive officer or director, except that Henry S. Belden, IV and Dennis D. Belden are brothers. The business experience of each executive officer is summarized below.

         HENRY S. BELDEN, IV has been Chairman and Chief Executive Officer of the Company since 1982. Mr. Belden has been involved in oil and gas production since 1955 and associated with Belden & Blake since 1967. Prior to joining Belden & Blake, he was employed by Ashland Oil & Refining Company and Halliburton Services, Incorporated.

         Mr. Belden attended Florida State University and the University of Akron and is a member of the Society of Petroleum Engineers, the Mid-Continent Oil & Gas Association and the Board of Trustees of the Ohio Oil and Gas Association. He is also a member of the Regional Advisory Board of the Independent Petroleum Association of America and a director and a member of the Executive Committee of the Pennsylvania Grade Crude Oil Association. He is a member of the Interstate Oil Compact Commission. Other professional memberships include the World Business Council and the Association of Ohio Commodores.

         MAX L. MARDICK has been President and Chief Operating Officer of the Company since 1990, a director since 1992 and a director of predecessor companies from 1988 to 1992. He previously served as Executive Vice President and Chief Operating Officer from 1988 to 1990. Mr. Mardick is a Petroleum Engineer with more than 35 years of experience in domestic and international production, engineering, drilling operations and property evaluation. Prior to joining Belden & Blake, he was employed for more than 30 years by Shell Oil Company in various engineering, supervisory and senior management positions, including: Manager, Property Acquisitions and Business Development (1986-1988); Production Manager for Shell's Onshore and Eastern Divisions (1981-1986); Production Manager of Shell's Rocky Mountain Division (1980-1981); Operations Manager (1977-1980); and Engineering Manager (1975-1977).

         Mr. Mardick holds a BS degree in Petroleum Engineering from the University of Kansas. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association. He has served as Vice Chairman of the Alabama
- - Mississippi section of the Mid-Continent Oil and Gas Association.

         RONALD E. HUFF has been Senior Vice President and Chief Financial Officer of the Company since 1989, having previously served as its Senior Controller from 1986 to 1989. Mr. Huff has been a director of Belden & Blake since 1991. He is a Certified Public Accountant with over 15 years of experience in oil and gas production accounting. From 1983 to 1986, Mr. Huff served as Vice President and Chief Accounting Officer of Towner Petroleum Company. From 1980 to 1983 he worked for Sonat Exploration Company as Manager of Financial Accounting; and from 1977 to 1980 he served as Corporate Accounting Supervisor for Transco Companies, Incorporated. Mr. Huff received a BS degree in Accounting from the University of Wyoming. He is a member of the Ohio Petroleum Accountants Society.

         JOSEPH M. VITALE has been Senior Vice President Legal of the Company since 1989 and has served as its General Counsel since 1974. He has been a director of the Company since 1991. Prior to joining Belden & Blake, Mr. Vitale served for four years in the Army Judge Advocate General's Corps. He holds a BS degree from John Carroll University and a JD degree from Case Western Reserve Law School. He is a member of the Ohio Oil and Gas Association, the Stark County, Ohio State and American Bar Associations, and the Interstate Oil Compact Commission. Mr. Vitale recently served as the Chairman of the Natural Resources Law Committee of the Ohio State Bar Association.

         RONALD L. CLEMENTS has been Senior Vice President of Exploration and Production of the Company since 1993 and manages the Company's Exploration and Production Division. He joined Belden & Blake in 1990 and served as Vice President of Ohio Operations until appointment to his current position in 1993. He has more than 25 years of petroleum engineering and production experience. Prior to joining Belden & Blake Corporation he served as Vice President and District Manager of TXO Production Corporation in Corpus Christi, Texas. From 1967 to 1982, Mr. Clements held various operational management positions with Shell Oil Company in Texas and Louisiana.

         Mr. Clements received a BS degree in Electrical Engineering from the University of North Dakota and a MS degree in Petroleum Engineering from the University of Tulsa. He is a member of the Society of Petroleum Engineers and the Ohio Oil and Gas Association.

         LEO A. SCHRIDER has been Senior Vice President of Technical Development since 1993. He previously served as Senior Vice President of Exploration, Drilling and Engineering for the Company since 1986. Mr. Schrider is a Petroleum Engineer with 34 years of experience in oil and gas production, principally in the Appalachian Basin. Prior to joining Belden & Blake in 1981, he served as Assistant and Deputy Director of Morgantown Energy Technology Center from 1976 to 1980. From 1973 to 1976, Mr. Schrider served as Project Manager of the Laramie Energy Research Center. He has also held various research positions with the U.S. Department of Energy in Wyoming and West Virginia.

         Mr. Schrider received his BS degree from the University of Pittsburgh in 1961 and did graduate work at West Virginia University. He has published more than 35 technical papers on oil and gas production. He was an Adjunct Professor at West Virginia University and currently serves as Co-Chairman of the University of Pittsburgh Alumni Council. He also served as a member of the International Board of Directors of the Society of Petroleum Engineers. Mr. Schrider is also a member of the Ohio Oil and Gas Association and the Independent Petroleum Association of America.

         DENNIS D. BELDEN has served as Vice President of Supply and Service for the Company since 1989 and has managed this division since 1992. He joined Belden & Blake in 1980 and served as the Company's land manager from 1980 to 1989. From 1976 to 1980 he was employed by Wilmot Mining Company as Special Projects Manager; from 1974 to 1976 he was Treasurer and General Manager of Cabbages & Kings Restaurant of Ohio; and from 1972 to 1974 he was employed by T & M Fuel as General Supervisor. Mr. Belden attended Kent State University. He is a member of the Ohio Oil and Gas Association.

         L. CHARLES DUPLAIN has served as Vice President of Gas Marketing for Belden & Blake Corporation since 1989 and manages the Company's Gas Marketing Division. He has served in various supervisory and managerial positions with the company since 1974. From 1963 to 1974 he was employed by G. G. Dunlap Sons as Crew Chief of the surveying and engineering group. From 1962 to 1963 Mr. Duplain was employed as a surveyor by Stark County, Ohio. He is a member of the Society of Professional Engineers and Surveyors and the Ohio Oil and Gas Association.

         CHARLES P. FABER has been Vice President of Corporate Development for the Company since 1993. He previously served as Senior Vice President of Capital Markets from 1988 to 1993. Prior to joining Belden & Blake, Mr. Faber was employed as Senior Vice President of Marketing for Heritage Asset Management from 1986 to 1988. From 1983 to 1986 he served as President and Chief Executive Officer of Samson Properties, Incorporated. Mr. Faber holds a BA degree in Marketing and an MBA in Finance from the University of Wisconsin.

         DONALD A. RUTISHAUSER has been Vice President and Treasurer of Belden & Blake Corporation since 1989, having previously served as Senior Financial Analyst from 1987 to 1989. Prior to joining Belden & Blake, he was employed by Grace Energy Corporation as Financial Project Manager. Mr. Rutishauser received a BA degree in Economics from Dartmouth College and an MBA in Accounting and Finance from the University of Michigan.

         DEAN A. SWIFT has served as Vice President, Assistant General Counsel and Assistant Secretary of the Company since 1989. He served as Assistant General Counsel of the Company from 1981 to 1989. From 1978 to 1981 he was associated with the law firm of Hahn, Loeser and Parks in Cleveland, Ohio. Mr. Swift received a BA degree from the University of the South and a JD degree from the University of Virginia. He is a member of the Stark County, Ohio State and American Bar Associations.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "BELD" since March 31, 1992.

         The following table sets forth the high and low sales prices and the average daily volume for the Common Stock of the Company for the periods indicated as reported by The Nasdaq Stock Market.

                                     Sale Price                       Average
                                 --------------------
1993                             High          Low                 Daily Volume
- --------------                   ------       -------              ------------
First Quarter                    $11.75       $  9.75                    7,801
Second Quarter                    15.00         11.00                   42,784
Third Quarter                     14.75         10.00                   42,174
Fourth Quarter                    14.75          9.75                   30,691

                                                                      Average
1994                             High          Low                 Daily Volume
- --------------                   --------------------              ------------
First Quarter                    $13.25        $ 9.75                  22,567
Second Quarter                    13.00         12.00                  14,376
Third Quarter                     14.75         11.50                  18,909
Fourth Quarter                    15.00         13.25                  26,388


                                                                      Average
1995                             High          Low                 Daily Volume
- ----------------------           ------        ------              ------------
First Quarter (through
March 16, 1995)                  $14.25        $11.50                   18,585

         The approximate number of record holders of the Company's equity securities at February 28, 1995 was as follows:

                                                                Number of
                  Title of Class                              Record Holders
                  --------------                              --------------
                  Common Stock...............................     2,050
                  Class II Serial Preferred Stock
                           $7.50 Series A....................         1

         No dividends have been paid on the Company's Common Stock and none are expected to be paid in the foreseeable future. The Class II Serial Preferred Stock $7.50 Series A is entitled to cumulative quarterly dividends at the annual rate of $7.50 per share.

Item 6.  SELECTED FINANCIAL DATA

                                       BELDEN & BLAKE CORPORATION (1)

                                                As of or for the Year Ended December 31,
                                       ---------------------------------------------------------
                                       1990        1991         1992           1993         1994
                                       ----        ----         ----           ----         ----
                                                         (In thousands)
Operations
  Revenues                          $68,105      $49,871    $ 52,550       $ 73,098       $83,104
  Depreciation, depletion
    and amortization                  1,894        1,748       4,853          9,703        12,021
  Net income (loss)                   1,588        (709)       1,139          3,220         3,843
  Preferred dividends
    paid/cash withdrawals             1,355        1,541          --            180           180
Balance sheet data
  Working capital (deficit)         (7,074)      (4,563)       1,465         28,850        13,611
  Oil and gas properties and
    gathering systems, net           10,308        8,713      82,751         86,192       106,710
  Total assets                       22,724       20,399     102,253        135,174       148,173
  Long-term liabilities,
    less current portion              6,978        8,551      59,311         43,516        47,858
  Preferred stock                        --           --       2,400          2,400         2,400
  Total owners' equity
    (deficit)                           152        (787)      29,023         76,857        81,142


(1) Operating data for periods prior to March 31, 1992 and balance sheet data for years prior to 1992 are for the Belden Interests, the acquisition of which was accounted for in a manner similar to a pooling of interests.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the Selected Financial Information included elsewhere in this report.

GENERAL

         On March 31, 1992, the Company succeeded to the Belden Interests. The transaction was accounted for on the basis of historical cost in a manner similar to a pooling of interests. As a result, the consolidated financial statements of the Company reflect the combined historical results of operations of only the Belden Interests prior to March 31, 1992.

         Also on March 31, 1992, the Company acquired the assets and assumed the liabilities of the Partnership and BBI in exchange for shares of Common Stock pursuant to the Consolidation. The Consolidation was accounted for as a purchase, and the results of operations of the Partnership and BBI have been included from that date.

         Prior to March 31, 1992, the Company was engaged principally in managing the assets and business activities of the Partnership, BBI and non-affiliated entities and in gas gathering and marketing. Accordingly, a significant portion of the Company's income was derived from transactions with the Partnership and BBI, including well operating fees, sales of oilfield supplies and services at fixed mark-ups over cost and fees for accounting and related services. Since March 31, 1992, the Company's principal business has been the acquisition, development and production of, and exploration for, oil and gas reserves, principally in Ohio, West Virginia, Pennsylvania and New York, and the gathering and marketing of natural gas. Consequently, the historical statements of operations prior to the Consolidation do not reflect the Company's current or planned business activities.

         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and productive exploration costs are capitalized while non-productive exploration costs, which include geological and geophysical costs, dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

         The Company's gas gathering and marketing operations consist of purchasing gas at the wellhead and from interstate pipelines and selling gas to industrial customers and local gas distribution companies. The cost of gas purchased from the Company is the wellhead price stipulated by the well operating agreements and is included in "Cost of gas and gathering expense."

         The Company provides oilfield sales and services to its own operations and to third parties. Oilfield sales and service provided to the Company's own operations are provided at cost and all intercompany revenues and expenses are eliminated in consolidation. Prior to the Consolidation, revenues from oilfield sales and service provided to the Partnership and BBI were accounted for as third-party revenues.

RESULTS OF OPERATIONS

         1994 COMPARED TO 1993

         OIL AND GAS SALES. Oil and gas sales increased $5.9 million (22%) in 1994 compared to 1993 due primarily to an increase in oil and gas volumes sold and a higher average price paid for the Company's natural gas which more than offset a lower average price paid for the Company's oil.

         Oil volumes increased 43,000 Bbls (10%) from 453,000 Bbls to 496,000 Bbls in 1994 resulting in an increase in oil sales of approximately $740,000. The increase in oil volumes sold in 1994 was primarily due to the success of the 1994 drilling program and, to a lesser extent, 1994 acquisitions. Gas volumes increased 2.2 Bcf (30%) from 7.4 Bcf in 1993 to 9.6 Bcf in 1994 resulting in an increase in gas sales of approximately $5.6 million. The gas volume increase was primarily due to the Company's 1994 acquisitions.

         The average price paid for the Company's oil decreased from $17.15 per barrel in 1993 to $15.98 per barrel in 1994 which reduced oil sales by approximately $580,000. The average price paid for the Company's natural gas increased $.03 per Mcf to $2.58 per Mcf in 1994 compared to 1993 resulting in increased gas sales of approximately $190,000.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue decreased 5% in 1994 compared with 1993 due to a decrease in volumes and selling price of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $5.8 million (52%) from $11.1 million in 1993 to $16.9 million in 1994 due primarily to sales by the Company's wholly-owned subsidiaries, Magnolia Compression Services, Inc. and Engine Power Systems, Inc., and the acquisition of the assets of three oilfield service companies in 1994. Magnolia Compression Services, Inc. was merged into Engine Power Systems, Inc. in December 1994.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased $88,169 (14%) from $647,011 in 1993 to $558,842 in 1994 primarily because a gain was recorded in 1993 on the sale of certain oil and gas properties and related equipment in Pennsylvania and New York.

         PRODUCTION EXPENSE. Production expense increased from $7.2 million in 1993 to $9.3 million in 1994. The increase was primarily due to the increased production discussed above. The average production cost per equivalent Mcf of natural gas increased from $.71 in 1993 to $.74 in 1994. This increase was primarily due to the recognition of initial workover expense on recently acquired wells designed to maximize future production volume.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense decreased 5% in 1994 compared with 1993 due to a decrease in volumes of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $5.7 million (54%) from $10.6 million in 1993 to $16.3 million in 1994 primarily as a result of the increased cost of goods sold associated with sales made by the two recently formed subsidiaries and the 1994 acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $269,484 (11%) from $2.5 million in 1993 to $2.8 million in 1994 primarily due to a lower level of leasing activity resulting in less cost being capitalized in 1994.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased less than 1% in 1994 compared with 1993, notwithstanding the continued growth of the Company.

         INTEREST EXPENSE. Interest expense increased $388,223 (12%) from $3.2 million in 1993 to $3.6 million in 1994 primarily due to higher average debt balances in 1994 incurred to finance acquisitions.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $2.3 million (24%) in 1994 compared to 1993. This increase was primarily due to additional depletion expense associated with the increased production volumes described above.

         NET INCOME BEFORE INCOME TAXES. Net income before income taxes increased $806,400 (16%) from $5.2 million in 1993 to $6.0 million in 1994. The oil and gas operations segment increased operating income $1.5 million (20%) from $7.6 million in 1993 to $9.1 million in 1994. The increase was attributable to the items discussed above. The oilfield sales and service segment operating income decreased $214,345 from operating income of $125,658 in 1993 to an operating loss of $88,687 in 1994. The decrease in the oilfield sales and service segment was attributable to operating losses from Magnolia Compression Services, Inc., which was formed in 1993, and Engine Power Systems, Inc., which was acquired in 1994. The operating losses of these subsidiaries totaled $41,748 in 1993 and $438,680 in 1994. The losses were the result of additional expenses incurred in the initial development of these businesses. The operating income of oilfield sales and services, exclusive of these activities, increased $182,587 (109%) from $167,406 in 1993 to $349,993 in 1994.

         NET INCOME. Net income for 1994 was $3.8 million compared to net income of $3.2 million in 1993. The increase in net income was primarily a result of the Company's 1994 acquisitions as discussed in the items above. Provision for income taxes increased from $2.0 million in 1993 to $2.2 million in 1994 due to the increase in income before income taxes partially offset by a decrease in the effective tax rate. Net income per common share decreased from $.54 per share in 1993 to $.52 per share in 1994. The decrease was primarily a result of the factors discussed above combined with the increase in the average number of common shares outstanding from 5,674,638 in 1993 to 7,080,227 in 1994. The average number of shares outstanding increased primarily as a result of the Company's sale of 3.45 million common shares in May 1993.

RESULTS OF OPERATIONS - HISTORICAL

         1993 COMPARED TO 1992

         THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY PRIOR TO MARCH 31, 1992 REFLECT THE COMBINED HISTORICAL RESULTS OF OPERATIONS OF THE BELDEN INTERESTS ONLY (SEE NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         OIL AND GAS SALES. Oil and gas sales increased $11.6 million (77%) in 1993 compared to 1992 due primarily to an increase in oil and gas volumes sold and a higher average price paid for the Company's natural gas which more than offset a lower average price paid for the Company's oil.

         Oil volumes increased 102,000 Bbls (29%) from 351,000 Bbls to 453,000 Bbls and gas volumes increased 3.7 Bcf (100%) from 3.7 Bcf in 1992 to 7.4 Bcf in 1993. Increased oil and gas volumes were responsible for approximately $10.0 million of the Company's increased oil and gas sales. These volume increases were due primarily to the Consolidation which added approximately 2,000 net producing wells in March 1992 and the acquisition of the Company's West Virginia properties which added 501 net producing wells in December 1992.

         The average price paid for the Company's oil decreased from $19.27 per barrel in 1992 to $17.15 per barrel in 1993 which reduced oil sales by $1.0 million. The average price paid for the Company's natural gas increased $.35 per Mcf to $2.55 per Mcf in 1993 compared to 1992 resulting in increased gas sales in 1993 of approximately $2.6 million.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased $8.2 million (31%) from $26.5 million in 1992 to $34.7 million in 1993. This increase was primarily attributable to the acquisition of additional interests in the Company's Ohio gas gathering system as a result of the Consolidation in March 1992, the acquisition of the Company's West Virginia gas gathering systems in December 1992 and an increase in the volume of gas marketed in 1993.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $1.6 million (17%) from $9.5 million in 1992 to $11.1 million in 1993 due primarily to an increase in sales by the Company's wholly-owned subsidiary, Target Oilfield Pipe & Supply Company.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased $867,673 (57%) from $1.5 million in 1992 to $647,011 in 1993 primarily as a result of the elimination of administrative charges to the Partnership and BBI as a result of the Consolidation.

         PRODUCTION EXPENSE. Production expense increased from $5.4 million in 1992 to $7.2 million in 1993. This increase was largely due to increased production resulting from the Consolidation and other acquisitions. Production expense per Mcfe decreased from $.92 per Mcfe in 1992 to $.71 per Mcfe in 1993. This decrease was due to the Belden Interests bearing 100% of the field production costs in the first quarter of 1992, but receiving only their net revenue share of production volumes. The high level of production expense borne by the Belden Interests in 1992 was offset by well operating fees charged to the Partnership, BBI and non-affiliated parties.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased from $24.9 million in 1992 to $30.7 million in 1993. This increase was due to the acquisition of additional interests in the Company's Ohio gas gathering systems as a result of the Consolidation, the acquisition of the Company's gas gathering systems in West Virginia and an increase in the volume of gas purchased for resale in 1993.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $3.1 million (41%) from $7.5 million in 1992 to $10.6 million in 1993 primarily as a result of the increased cost of goods sold associated with the increase in oilfield supply and equipment sales.

         EXPLORATION EXPENSE. Exploration expense increased $156,628 (7%) from 1992 to 1993 due to $157,000 in dry hole expense in 1993.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administration expense increased from $3.7 million in 1992 to $3.9 million in 1993. The increase was due primarily to loan fees and taxes incurred in 1993 and the elimination of certain fee income that was used to offset general and administrative expenses prior to the Consolidation.

         INTEREST EXPENSE. Interest expense increased from $2.2 million in 1992 to $3.2 million in 1993. This increase was primarily due to the assumption of the debt of the Partnership and BBI as a result of the Consolidation and the assumption of debt in acquiring the Company's West Virginia properties. These increases were partially offset by the repayment of a substantial portion of these debts in May and June of 1993.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $4.9 million (100%) in 1993 compared to 1992. This increase was primarily due to additional depletion expense associated with the higher production volumes resulting from the Consolidation and the Company's acquisitions in 1992.

         NET INCOME BEFORE INCOME TAXES. Net income before income taxes increased $3.6 million (228%) from $1.6 million in 1992 to $5.2 million in 1993. The oil and gas operations segment increased operating income $7.0 million from $622,840 in 1992 to $7.6 million in 1993. The increase was attributable to the items discussed above. The operating income of the oilfield sales and service segment decreased $1.5 million from operating income of $1.6 million in 1992 to $125,658 in 1993. In addition to the items discussed above, the decrease in the operating income of the oilfield sales and service segment was attributable to an operating loss of $41,748 in 1993 from Magnolia Compression Services, Inc. which was formed in 1993. The operating income of oilfield sales and services, exclusive of these activities, decreased $1.5 million from $1.6 million in 1992 to $167,406 in 1993.

         NET INCOME. Net income for 1993 was $3.2 million compared to net income of $1.1 million in 1992. This increase in net income was primarily a result of the Consolidation and the addition of the Company's West Virginia properties as discussed in the items above. Provision for income taxes increased from $446,121 in 1992 to $2.0 million in 1993 due to the increase in income before taxes as well as an increase in the effective tax rate.

RESULTS OF OPERATIONS - PRO FORMA CONSOLIDATED

         THE FOLLOWING DISCUSSION COMPARES THE COMPANY'S RESULTS OF OPERATIONS FOR 1993 TO 1992 AS IF THE CONSOLIDATION HAD OCCURRED ON JANUARY 1, 1992. THE COMPANY BELIEVES THAT THIS PRO FORMA COMPARISON IS MORE RELEVANT TO THE COMPANY'S CURRENT OPERATIONS THAN THE HISTORICAL COMPARISON PRESENTED ABOVE (SEE NOTES 1 AND 3 TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         1993 COMPARED TO 1992 PRO FORMA

         OIL AND GAS SALES. Oil and gas sales increased $7.3 million (38%) from $19.3 million in 1992 to $26.6 million in 1993 due primarily to an increase in volumes and a higher average price paid for the Company's natural gas which more than offset a lower price paid for the Company's oil.

         Gas volumes increased 2.5 Bcf (51%) to 7.4 Bcf. Oil volumes increased from 452,000 Bbl in 1992 to 453,000 Bbl in 1993. These volume changes were responsible for approximately $5.5 million of the Company's increased oil and gas sales. These volume increases were primarily attributable to the Company's West Virginia properties acquired in December 1992.

         Gas prices increased from $2.19 per Mcf in 1992 to $2.55 per Mcf in 1993 which increased gas sales by approximately $2.7 million in 1993. Oil prices decreased from $18.81 per Bbl in 1992 to $17.15 per Bbl in 1993 which reduced oil sales by approximately $800,000 in 1993.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue increased from $28.5 million in 1992 to $34.7 million in 1993. This increase was attributable to the West Virginia gathering systems acquired in December 1992 which added approximately $5.6 million in sales and to an increase in volumes of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $3.9 million (53%) due primarily to an increase in oilfield supply and equipment sales by Target Oilfield Pipe & Supply Company.

         INTEREST AND OTHER REVENUE. Interest and other revenue decreased by $112,000 from 1992 to 1993.

         PRODUCTION EXPENSE. Production expense increased from $5.3 million in 1992 to $7.2 million in 1993. The West Virginia properties added approximately $1.0 million of production expense. A reduction of fee income of approximately $450,000 which offset production expense in 1992, severance pay associated with the sale of certain Pennsylvania properties and the accrual of additional ad valorem and production taxes in 1993 account for the balance of the increase.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense increased from $26.6 million to $30.7 million when comparing the 1992 and 1993 periods. This increase was attributable to expenses of gas gathering and marketing associated with the West Virginia properties which added approximately $3.3 million of cost and to the cost associated with increased volumes of gas purchased for resale to third party customers.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $3.4 million primarily as a result of the increased cost of goods sold associated with the increase in oilfield supply and equipment sales. Oilfield sales and service operating margins increased from 0.9% in 1992 to 4.6% in 1993 primarily due to the fixed costs of the division being allocated over higher sales volume.

         EXPLORATION EXPENSE. Exploration expense increased $167,000 (7%) from 1992 to 1993 due to $157,000 in dry hole expense in 1993.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased from $3.4 million in 1992 to $3.9 million in 1993. The increase was due primarily to loan fees, taxes and general expense increases in 1993.

         INTEREST EXPENSE. Interest expense increased from $2.6 million in 1992 to $3.2 million in 1993. This increase was primarily due to the increase in debt associated with the acquisition of the West Virginia properties, which was partially offset by the repayment of a substantial portion of this debt late in the second quarter of 1993.

         DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE. Depreciation, depletion and amortization increased by $3.7 million (63%) in 1993 when compared to 1992. This increase was primarily due to additional depletion expense of $2.6 million associated with the production from the West Virginia properties.

         NET INCOME. Net income for 1993 was $3.2 million compared to net income of $1.8 million in 1992. This increase in net income was primarily a result of the addition of the Company's West Virginia properties as discussed in the items above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

         The Company's current ratio at December 31, 1994 was 2.09 to 1.00. During 1994, working capital decreased $15.2 million from $28.8 million to $13.6 million. The decrease was primarily the result of a decrease in cash due to the purchase of oil and gas properties and the assets of three oilfield service companies for approximately $24.9 million. The Company's operating activities provided cash flow of $15.7 million during 1994.

         On May 5, 1992, the Company entered into a three-year revolving credit agreement with a group of banks. On November 15, 1993, this facility was amended to accommodate the issuance of the Company's senior notes. The facility amount was increased from $30 million to $100 million and is now unsecured. Outstanding balances under the agreement bear interest at the Company's choice of either:
(1) the one, three, or six-month LIBOR plus 2% (9.00% for the six-month LIBOR interest rate option at December 31, 1994) or (2) the bank's prime rate plus 1/4% (8.75% at December 31, 1994). The agreement restricts the sales of assets to no more than 15% of shareholders' equity in any one year, and requires the Company to maintain certain levels of net worth, working capital and debt service coverage.

         Borrowings under the revolving credit agreement are limited by a "borrowing base" which is based on the Company's proved developed reserves and is determined semi-annually by the bank group. The borrowing base at December 31, 1994 was $30 million. The banks may, at their discretion, make more frequent redeterminations of the borrowing base. If at any time the loan balance exceeds the borrowing base, the Company, within 30 business days of notice, is obligated to (a) prepay such excess, (b) provide additional collateral or (c) effect any combination of the alternatives described in (a) and (b). The Company is required to pay a commitment fee in the amount of .5% of the average amount of the unborrowed commitment.

         On July 22, 1994, the banks extended the maturity date on the facility to March 31, 1998. At December 31, 1994, the Company had $4 million outstanding under this facility.

         On January 5, 1993, the Company entered into an interest rate swap agreement with Chase Manhattan Bank covering $22 million in floating-rate debt on an acquisition loan. The Company swapped floating three-month LIBOR + 2% for a fixed rate of 7.95% for three years. The notional amount covered by this swap agreement declined to $18 million in 1994 and was scheduled to decline to $15 million in 1995. The Company paid off the acquisition loan in 1993. On August 31, 1994, the Company took advantage of the increase in short-term interest rates to close out the swap agreement on favorable terms. The Company had no derivative financial instruments at December 31, 1994.

         During 1993, the Company placed $35 million of 7% fixed-rate senior notes with five insurance companies in a private placement. These notes, which are interest-only for four years, mature on September 30, 2005. Equal annual principal payments of $3,888,888 will be required on each September 30 commencing in 1997.

         The note agreement limits the Company's senior debt to 50% of the Company's discounted present value (at 10%) of its oil and gas reserves plus the net book value of its gas gathering systems. Other terms and covenants are substantially the same as those contained in the $100 million revolving credit facility.

         The Company issued 3,450,000 shares of common stock in a public offering at a price of $13.25 per share pursuant to an underwriting agreement dated May 11, 1993. Net proceeds of approximately $42.2 million were used to repay the outstanding balance under the Company's revolving credit agreement, under which $25 million was outstanding at April 30, 1993, and to repay certain other indebtedness as described above.

         The Company currently expects to spend approximately $15.4 million during 1995 on its drilling activities and approximately $3.6 million for other capital expenditures. The Company's acquisition program is expected to be financed with its remaining available cash flow and with its available bank credit lines. The Company believes that its existing sources of working capital are sufficient to satisfy all currently anticipated working capital requirements.

         The level of the Company's cash flow in the future will depend on a number of factors including the demand and price levels for oil and gas, its ability to acquire additional producing properties and the scope and success of its drilling activities. The Company intends to finance such activities principally through its available cash flow, through additional borrowings and, to the extent necessary, the issuance of additional common or preferred stock.

INFLATION AND CHANGES IN PRICES

         During 1992, the price received for the Company's crude oil fluctuated from a low of $16.00 per barrel to a high of $20.75 per barrel with an average price of $19.27 per barrel. During 1993, the price paid for the Company's crude oil fell from a high of $19.00 per barrel at the beginning of the year to a low of $13.50 per barrel at year-end with an average price of $17.15 per barrel. During 1994, the price paid for the Company's crude oil increased from $13.50 per barrel to a high of $18.00 per barrel, then decreased to $15.50 per barrel at year-end with an average price of $15.98 per barrel. The average price of the Company's natural gas increased from $2.20 per Mcf in 1992 to $2.55 per Mcf in 1993 to $2.58 per Mcf in 1994.

         The price of oil and gas has a significant impact on the Company's results of operations. Oil and gas prices fluctuate based on market conditions and, accordingly, cannot be predicted. As a result of increased competition among drilling contractors and suppliers and reduced levels of drilling, costs to drill, complete, and service wells have remained relatively constant in recent years.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Index to Consolidated Financial Statements and Schedules on page F-1 sets forth the financial statements and supplementary schedules included in this Annual Report on Form 10-K and their location herein. Schedules have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

         The financial statements have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.

         The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded. Nevertheless, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

         The Company's independent auditors, Ernst & Young LLP, are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report whether the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 25, 1995 is incorporated herein by reference. See pages 18 through 21 of this report for information regarding executive officers.

Item 11.   EXECUTIVE COMPENSATION

         The information with respect to executive compensation set forth under the captions "Executive Compensation" and "Information about the Board of Directors" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 25, 1995 is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management set forth under the caption "Ownership of Voting Securities" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders to be held on or about May 25, 1995 is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" in the Company's proxy statement to be filed for the Annual Meeting of Shareholders on or about May 25, 1995 is incorporated herein by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

         (a)      Documents filed as a part of this report:

         1.       Financial Statements

         The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

         2.       Financial Statement Schedules

         No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

         3.       Exhibits

         No.          Description

         3.1 Articles of Incorporation of the Company--incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         3.2          Amended Articles of Incorporation of the
                      Company--incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         3.2(a) Amendment to Amended Articles of Incorporation of the Company--incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 30, 1992

         3.3 Amended Code of Regulations of the Company--incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         4.1 Amended and Restated Debenture Agreement between the Company and Petercam Securities--incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         4.2 Credit Agreement among the Company, The Canton Oil & Gas Company, Peake Energy, Inc., Peake Operating Company, Bank One, Texas, National Association and NBD Bank, N.A. dated November 1993--incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

         4.3 Fourth Amendment and Restatement of Credit Agreement among the Company, Belden & Blake Acquisition, Inc., Peake Operating Company, Peake Energy, Inc. and The Chase Manhattan Bank (National Association) dated as of December 22, 1992--incorporated by reference to Exhibit
                      4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-60228)

         4.4 Warrant Assumption Agreement between Belden & Blake Corporation and Belden & Blake Energy
                      Company--incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

         4.5 Note Purchase Agreement dated as of November 15, 1993 among the Company, The Canton Oil & Gas Company, Peake Operating Company and Peake Energy, Inc. and the purchasers listed on Annex I thereto--incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

         4.6 None of the other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries involve long-term debt in an amount which exceeds ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such other instruments to the Commission upon request.

         10.1         Employment Agreement between the Company and Henry S.
                      Belden IV dated September 16, 1991--incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         10.2         Contract of Employment between Belden & Blake (U.K.), Inc.
                      and David P. Quint dated March 1, 1984, as amended--incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration Statement No. 33-43209)

         10.3 Form of Severance Agreement between the Company and each of the officers of the Company (except Henry S. Belden IV) officers--incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         10.4 Stock Option Plan of the Company--incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         10.5 Restricted Stock Grant Plan of The Canton Oil & Gas Company (formerly known as Belden & Blake
                      Corporation)--incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         10.6 Belden & Blake Corporation Non-employee Director Stock Option Plan--incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

         10.7 Plan and Agreement of Consolidation dated as of October 10, 1991, as amended, among Belden & Blake Energy Company, Henry S. Belden IV, Belden & Blake International Limited and the Company--incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

         10.8 Stock Purchase Agreement dated as of December 7, 1992 between Presidio Exploration, Inc. and Belden & Blake Acquisition, Inc. (a wholly-owned subsidiary of the Company)--incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 22, 1992

         10.9 Amended and Restated Gas Sales and Purchase Contract between Peake Energy, Inc. and Kaiser Aluminum & Chemical Corporation dated as of August 27, 1987--incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-60228)

         10.10 Agreement of Purchase and Sale between the Company and TGX Corporation dated December 17, 1993 -- incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 14, 1994.

         10.11 Stock Purchase Agreement dated January 3, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 10, 1995

         10.11(a) Agreement of Amendment dated January 16, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 10, 1995

         10.11(b) Second Agreement of Amendment dated February 10, 1995 among Keith Hardin Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company--incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 10, 1995

         21.1*        Subsidiaries of the Registrant

         23.1*        Consent of Ernst & Young LLP

         27*          Financial Data Schedule

*Filed herewith

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report.

        (c)     Exhibits required by Item 601 of Regulation S-K

                Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in the Exhibits listed under Item 14(a)3.

        (d)     Financial Statement Schedules required by Regulation S-X

                The items listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELDEN & BLAKE CORPORATION
March 30, 1995
- --------------                            By: Henry S. Belden, IV
Date                                         -------------------------------
                                              Henry S. Belden, IV
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Henry S. Belden, IV              Chairman of the Board,        March 30, 1995
- --------------------------       Chief Executive Officer       ---------------
Henry S. Belden, IV              and Director                  Date
                                 (Principal Executive Officer)


Ronald E. Huff                   Senior Vice President,        March 30, 1995
- --------------------------       Chief Financial Officer       ----------------
Ronald E. Huff                   and Director                  Date
                                 (Principal Financial and
                                 Accounting Officer)


Max L. Mardick                   President, Chief Operating    March 30, 1995
- --------------------------       Officer and Director          ---------------
Max L. Mardick                                                 Date


Joseph M. Vitale                 Senior Vice President Legal,  March 30, 1995
- --------------------------       Secretary and Director        ---------------
Joseph M. Vitale                                               Date

                                 Director
- ---------------------------                                    ----------------
Paul R. Bishop                                                 Date


Theodore V. Boyd                 Director                      March 30, 1995
- ---------------------------                                  -----------------
Theodore V. Boyd                                               Date

                                Director
- ----------------------------                                     ----------------------
Gary R. Petersen                                                 Date


                                Director
- ----------------------------                                     ----------------------
David P. Quint                                                   Date

                                Director
- ----------------------------                                     ----------------------
Raymond D. Saunders                                              Date

George M. Smart                 Director                         March 30, 1995
- ----------------------------                                     ----------------------
George M. Smart                                                  Date


*By:
   -------------------------                                      ---------------------
       Attorney-in-Fact                                           Date

                           BELDEN & BLAKE CORPORATION
                              INDEX TO CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                            (ITEM 14(A) (1) AND (2))




CONSOLIDATED FINANCIAL STATEMENTS
- ---------------------------------

     Report of Independent Auditors ....................................... F-2
     Consolidated Balance Sheets as of December 31, 1994 and 1993 ..........F-3
     Consolidated Statements of Operations for the years ended
       December 31, 1994, 1993 and 1992 ................................... F-5
     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992 ............................. F-6
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992 ................................... F-7
     Notes to Consolidated Financial Statements ........................... F-8



All financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Belden & Blake Corporation

We have audited the accompanying consolidated balance sheets of Belden & Blake Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belden & Blake Corporation at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Cleveland, Ohio
March 7, 1995

                 BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                 December 31
                                                         --------------------------
                                                              1994         1993
                                                         ============  ============
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $  3,649,005  $ 22,244,231
  Accounts receivable, net                                 13,068,663    10,586,108
  Inventories                                               6,676,884     3,875,529
  Deferred income taxes                                     1,741,093     1,068,502
  Other current assets                                        956,699     1,499,404
                                                         ------------  ------------
        TOTAL CURRENT ASSETS                               26,092,344    39,273,774

PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)      122,279,367    92,057,489
  Gas gathering systems                                    18,120,365    17,741,220
  Land, buildings, machinery and equipment                 19,564,247    13,239,728
                                                         ------------  ------------
                                                          159,963,979   123,038,437
  Less accumulated depreciation, depletion
   and amortization                                        40,788,899    29,229,820
                                                         ------------  ------------
        PROPERTY AND EQUIPMENT, NET                       119,175,080    93,808,617

OTHER ASSETS                                                2,905,371     2,091,537
                                                         ------------  ------------
                                                         $148,172,795  $135,173,928
                                                         ============  ============

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                        December 31
                                                                ---------------------------
                                                                     1994          1993
                                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $  3,593,811   $  3,531,300
  Accrued expenses                                                 8,440,315      6,258,792
  Current portion of long-term liabilities                           447,257        633,819
                                                                ------------   ------------
        TOTAL CURRENT LIABILITIES                                 12,481,383     10,423,911

LONG-TERM LIABILITIES
  Senior notes                                                    35,000,000     35,000,000
  Convertible subordinated debentures                              7,350,000      7,350,000
  Bank and other long-term debt                                    4,239,682        192,740
  Capitalized lease obligations                                      645,314        973,505
  Other                                                              623,162             --
                                                                ------------   ------------
        TOTAL LONG-TERM LIABILITIES                               47,858,158     43,516,245

DEFERRED INCOME TAXES                                              6,691,408      4,376,610

SHAREHOLDERS' EQUITY
  Common stock without par value; $.10 stated value
   per share; authorized 12,000,000 shares; issued
   and outstanding 7,084,737 and 7,053,081 shares                    708,474        705,308
  Preferred stock without par value; $100 stated value
   per share; authorized 8,000,000 shares;
   issued and outstanding 24,000 shares                            2,400,000      2,400,000
  Paid in capital                                                 70,378,839     69,865,292
  Retained earnings                                                7,879,483      4,216,562
  Unearned portion of restricted stock                              (224,950)      (330,000)
                                                                ------------   ------------
        TOTAL SHAREHOLDERS' EQUITY                                81,141,846     76,857,162
                                                                ------------   ------------
                                                                $148,172,795   $135,173,928
                                                                ============   ============


See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)



                                                           YEAR ENDED DECEMBER 31
                                             -----------------------------------------------
                                                  1994            1993            1992
                                             --------------  --------------  ---------------
REVENUES
  Oil and gas sales                          $   32,574,114  $   26,630,871  $    15,045,865
  Gas marketing and gathering                    33,085,304      34,709,298       26,493,619
  Oilfield sales and service                     16,885,669      11,111,188        9,495,556
  Interest and other                                558,842         647,011        1,514,684
                                             --------------  --------------  ---------------
                                                 83,103,929      73,098,368       52,549,724
EXPENSES
  Production expense                              9,292,349       7,189,822        5,361,578
  Cost of gas and gathering expense              29,133,553      30,736,165       24,921,427
  Oilfield sales and service                     16,296,539      10,598,571        7,529,089
  Exploration expense                             2,807,278       2,537,794        2,381,166
  General and administrative expense              3,965,754       3,939,983        3,717,954
  Interest expense                                3,587,207       3,198,984        2,199,767
  Depreciation, depletion and amortization       12,021,258       9,703,458        4,853,358
                                             --------------  --------------  ---------------
                                                 77,103,938      67,904,777       50,964,339

                                             --------------  --------------  ---------------
INCOME BEFORE INCOME TAXES                        5,999,991       5,193,591        1,585,385

  Provision for income taxes                      2,157,070       1,973,565          446,121
                                             --------------  --------------  ---------------

NET INCOME                                   $    3,842,921  $    3,220,026  $     1,139,264
                                             ==============  ==============  ===============

NET INCOME PER COMMON SHARE                  $         0.52  $         0.54  $          0.48
                                             ==============  ==============  ===============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              7,080,227       5,674,638        2,373,114
                                             ==============  ==============  ===============

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NOTE 1)

                                                                                                           Unearned
                                  Common      Owner's    Preferred    Common     Paid in     Retained     Restricted
                                  Shares      Equity       Stock       Stock     Capital     Earnings       Stock         Total
                                 =========   =========   ==========  ========   ===========  ==========   ==========  ===========
JANUARY 1, 1992                              $(787,079)                                                               $  (787,079)

Stock issued per
  consolidation agreement        2,780,241     824,351               $278,024   $20,887,661                            21,990,036
Net income (loss)                              (37,272)                                      $1,176,536                 1,139,264
Stock issued                       555,000                             55,500     3,857,250                             3,912,750
Preferred stock issued
  (24,000 shares)                                        $2,400,000                                                     2,400,000
Restricted stock grant                                                              657,800               $(440,000)      217,800
Employee stock bonus                20,000                              2,000       148,000                               150,000
- ---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1992                3,355,241          --    2,400,000   335,524    25,550,711   1,176,536    (440,000)   29,022,771

Stock issued                        60,000                              6,000       491,150                               497,150
Stock issued                       168,000                             16,800     1,658,702                             1,675,502
Stock issued                     3,450,000                            345,000    41,817,720                            42,162,720
Net income                                                                                    3,220,026                 3,220,026
Preferred stock dividend                                                                       (180,000)                 (180,000)
Employee stock bonus                22,325                              2,232       237,762                               239,994
Restricted stock grant                                                              108,999                 110,000       218,999
Other                               (2,485)                              (248)          248                                    --
- ---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993                7,053,081          --    2,400,000   705,308    69,865,292   4,216,562    (330,000)   76,857,162

Stock issued                        31,656                              3,166       384,622                               387,788
Net income                                                                                    3,842,921                 3,842,921
Preferred stock dividend                                                                       (180,000)                 (180,000)
Restricted stock grant                                                              128,925                 105,050       233,975
- ---------------------------------------------------------------------------------------------------------------------------------
December 31, 1994                7,084,737   $      --   $2,400,000  $708,474   $70,378,839  $7,879,483   $(224,950)  $81,141,846
=================================================================================================================================


See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                          Year ended December 31
                                                              -------------------------------------------
                                                                  1994            1993           1992
                                                              ------------    ------------   ------------
Cash flows from operating activities:
 Net income                                                   $  3,842,921    $  3,220,026   $  1,139,264
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                     12,021,258       9,703,458      4,853,358
   Loss (gain) on disposal of property and equipment                90,865        (117,841)       (11,693)
   Deferred income taxes                                         1,569,547       1,551,935       (172,398)
   Deferred compensation and stock grants                          358,639         458,993        367,800
   Change in operating assets and liabilities, net of
    effects of purchases of businesses:
     Accounts receivable                                        (2,186,365)     (4,942,658)       206,818
     Inventories                                                (2,327,553)     (1,392,832)      (195,397)
     Other current assets                                          564,239      (1,007,539)       688,499
     Accounts payable and accrued expenses                       1,775,371       1,912,173       (212,926)
                                                              ------------    ------------   ------------
      Net cash provided by operating activities                 15,708,922       9,385,715      6,663,325

Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired               (17,968,534)       (559,919)    (4,993,964)
 Proceeds from property and equipment disposals                    437,845       1,388,357      1,134,551
 Additions to property and equipment                           (19,843,872)    (13,465,314)    (5,066,329)
 Decrease (increase) in other assets                                88,428        (971,057)    (1,151,469)
                                                              ------------    ------------   ------------
      Net cash used in investing activities                    (37,286,133)    (13,607,933)   (10,077,211)

Cash flows from financing activities:
 Proceeds from revolving line of credit and long-term debt       6,100,000       5,025,000     26,500,000
 Proceeds from senior note placement                                    --      35,000,000             --
 Repayment of long-term debt                                    (2,640,277)    (59,202,764)   (24,071,133)
 Repayment of capital lease obligations                           (297,738)       (146,371)      (131,662)
 Preferred stock dividends                                        (180,000)       (180,000)            --
 Proceeds from sale of common stock                                     --      46,222,500      4,162,500
 Common stock placement cost                                            --      (3,562,630)      (249,750)
                                                              ------------    ------------   ------------
      Net cash provided by financing activities                  2,981,985      23,155,735      6,209,955
                                                              ------------    ------------   ------------

Net (decrease) increase in cash
 and cash equivalents                                          (18,595,226)     18,933,517      2,796,069

Cash and cash equivalents at beginning of year                  22,244,231       3,310,714        514,645
                                                              ------------    ------------   ------------
Cash and cash equivalents at end of the year                  $  3,649,005    $ 22,244,231   $  3,310,714
                                                              ============    ============   ============

See accompanying notes.

                   BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION AND NATURE OF BUSINESS

         On March 31, 1992, Belden & Blake Corporation (the "Company") succeeded to a group of companies and assets (and related liabilities) (the "Belden Interests") owned by Henry S. Belden IV ("HSB IV"). Also on that date, pursuant to a Plan and Agreement of Consolidation, the Company acquired the assets and assumed the liabilities of Belden & Blake Energy Company, a publicly-traded master limited partnership (the "Partnership"), and Belden & Blake International Limited, a Bermuda registered corporation ("BBI"), in exchange for shares of its common stock (the "Consolidation"). The Consolidation was accounted for as a purchase, and the results of operations of the Partnership and BBI have been included from that date.

         Since March 31, 1992, the Company's principal business has been the acquisition, exploration, development and production of oil and gas reserves, and the gathering and marketing of natural gas. The Company currently conducts operations in Michigan, New York, Ohio, Pennsylvania and West Virginia.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND FINANCIAL PRESENTATION

         The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

         Inventories of material, pipe and supplies are valued at average cost. Crude oil and natural gas inventories are stated at average cost.

PROPERTY AND EQUIPMENT

         The Company utilizes the "successful efforts" method of accounting for its oil and gas properties. Under this method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include geological and geophysical costs, dry holes, expired leases and delay rentals, are expensed as incurred. Capitalized costs related to proved properties are depleted using the unit-of-production method. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

         Additional depreciation, depletion and amortization is recorded to the extent that the aggregate net carrying value of producing oil and gas properties exceeds the corresponding undiscounted future pretax net cash flows relating to estimated proved oil and gas reserves computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 69, "Disclosures About Oil and Gas Producing Activities".

         Unproved oil and gas properties are stated at cost and consist of undeveloped leases. These costs are assessed periodically to determine whether their value has been impaired, and if impairment is indicated, the costs are charged to expense.

         Gathering systems are stated at cost. Depreciation expense is computed using the straight-line method over 15 years.

         Property, plant and equipment are stated at cost. Depreciation of non-oil and gas properties, including capital leases, is computed using the straight-line method over the useful lives of the assets. When assets other than oil and gas properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

OTHER ASSETS

         Other assets include deferred financing costs which are amortized over the term of the financing acquired.

NET INCOME PER COMMON SHARE

         Net income per common share is computed by subtracting preferred dividends from net income and dividing the difference by the weighted average number of common and common equivalent shares outstanding. Outstanding options and warrants are included in the computation of net income per common share when their effect is dilutive.

CASH EQUIVALENTS

         For purposes of the statements of cash flows, cash equivalents are defined as all highly liquid debt instruments purchased with an initial maturity of three months or less.

REVENUE RECOGNITION

         Oilfield sales and service revenues are recognized after the goods or services have been provided. Oil and gas marketing revenues are recognized when title passes. Oil and gas production revenue is recognized as production and delivery take place. Administrative service revenues are recognized as fees are earned.

INCOME TAXES

         The Company uses the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The provision for income taxes gives effect to certain items that are included in the financial statements in different years than they were included in the tax returns of the Company and its predecessors. The differences are primarily intangible drilling costs and depreciation. Deferred income taxes are provided for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1993 and 1992 Statements of Operations to conform to the presentation in 1994.

(3)      THE CONSOLIDATION

         As described in Note 1, the Company acquired the assets and assumed the liabilities of the Partnership and BBI on March 31, 1992 in a transaction accounted for as a purchase. The results of operations of the Partnership and BBI are included in the Company's operations from that date.

         The following table presents the actual consolidated results of operations for the years ended December 31, 1994 and 1993 and the unaudited pro forma consolidated results of operations for the year ended December 31, 1992 as if the Consolidation discussed in Note 1 had occurred on January 1, 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the Consolidation occurred as of that date.



                                             STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                             PRO FORMA
                                                                                           CONSOLIDATED
                                                                      ACTUAL                (UNAUDITED)
                                                             -----------------------       ------------
                                                                 1994        1993              1992
                                                             -----------  ----------       ------------
REVENUES
   Oil and gas sales                                         $    32,574  $   26,631       $  19,294
   Gas marketing and gathering                                    33,085      34,709          28,547
   Oilfield sales and service                                     16,886      11,111           7,242
   Interest and other                                                559         647             759
                                                             -----------  ----------       ---------
                                                                  83,104      73,098          55,842

EXPENSES
   Production expense                                              9,292       7,189           5,261
   Cost of gas and gathering expense                              29,134      30,736          26,606
   Oilfield sales and service                                     16,297      10,599           7,175
   Exploration expense                                             2,807       2,538           2,371
   General and administrative expense                              3,966       3,940           3,350
   Interest expense                                                3,587       3,199           2,596
   Depreciation, depletion and amortization                       12,021       9,703           5,961
                                                             -----------  ----------       ---------
                                                                  77,104      67,904          53,320

                                                             -----------  ----------       ---------
INCOME BEFORE INCOME TAXES                                         6,000       5,194           2,522
   Provision for income taxes                                      2,157       1,974             698
                                                             -----------  ----------       ---------
NET INCOME                                                   $     3,843  $    3,220       $   1,824
                                                             ===========  ==========       =========

NET INCOME PER COMMON SHARE                                  $       .52  $      .54       $     .65
                                                             ===========  ==========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         7,080       5,675           2,797
                                                             ===========  ==========       =========




(4)      ACQUISITIONS

         In September and October 1994, the Company acquired substantially all of the assets of two well servicing companies and a brine hauling and disposal company operating primarily in Ohio and Pennsylvania for $3.1 million. The assets acquired in these transactions included eleven salt water disposal wells, along with various oilfield service equipment.

         In February 1994, the Company acquired certain assets and assumed certain liabilities of the former Engine Power Systems in exchange for 31,656 restricted shares of the Company's common stock valued at $12.25 per share. The newly formed Engine Power Systems, Inc. ("EPS") operates as a wholly-owned subsidiary of the Company. EPS is a distributor of, and provides parts and service for, Waukesha natural gas-fueled engines in Ohio, western Pennsylvania, West Virginia and Kentucky. EPS is engaged in engine sales, application engineering and system packaging for power generation, co-generation, gas compression, air compression and various other applications. EPS also sells and rents electric generator sets.

         In addition to the TGX acquisition discussed below, the Company completed a number of small acquisitions of oil and gas properties in 1994 which, in the aggregate, added the equivalent of approximately 7.5 Bcf of natural gas to the Company's proved developed reserve base. The reserves added were acquired for $4.9 million or an average cost of $.65 per equivalent Mcf of gas.

         The operations of the above businesses are included in the consolidated earnings of the Company from their respective acquisition dates and are not material to the Company's operations.

         In January 1994, the Company purchased substantially all of TGX Corporation's Appalachian Basin assets for $15.5 million. The assets acquired included 1,034 gross (910 net) gas and oil wells on approximately 121,000 acres located in northeastern Ohio and southwestern New York and 15,000 undeveloped acres and related inventory, real estate and oilfield equipment. At December 31, 1993, the properties acquired had estimated proved reserves of 22.0 Bcf of natural gas and 28,700 Bbls of oil. Discounted future net cash flows (at 10% discount) before income taxes were $17.4 million. After provision for future income taxes, the standardized measure of discounted future net cash flows is estimated to be $13.6 million, excluding proved undeveloped reserves and expected operational enhancements to existing properties.

         The pro forma table below presents the actual results of operations for the year ended 1994 and the unaudited pro forma consolidated results of operations for the year ended 1993 as if the acquisition of the TGX properties had occurred on January 1, 1993.

                                             ACTUAL            PRO FORMA
                                              1994                1993
                                         --------------       ------------
                                         (in thousands except per share data)
Total revenues                           $       83,104       $     77,862
Net income                                        3,843              3,705
Net income per common share              $          .52       $        .62


         In June 1994, the Company purchased TGX's option to participate in a 50% working interest in wells drilled on the 15,000 undeveloped acres described above for $750,000. Also in June 1994, the Company purchased additional working interests in 81 wells in New York from TGX for $621,000.

         On December 31, 1992, the Company acquired approximately 67,000 undeveloped acres from Witco Corporation. The Company also acquired certain waterflood production facilities, oilfield equipment and related real estate interests. The undeveloped acreage and other assets are located in Pennsylvania and Ohio in areas where the Company has existing operations. In exchange for the acreage and other assets, the Company issued 24,000 shares of Class II Serial Preferred Stock - $7.50 Series A.

         In December 1992, the Company purchased all the outstanding stock of two subsidiaries from Presidio Exploration, Inc. for $4.6 million, and the assumption, on a non-recourse basis, of $28 million of existing bank debt of the companies acquired. The acquisition was accounted for as a purchase, and accordingly, the assets and liabilities are included in the consolidated financial statements effective December 31, 1992.

         On December 8, 1992, the Company purchased for $1.5 million additional working interests in 1,037 producing oil and gas wells that it operates.

(5)      DETAILS OF BALANCE SHEETS


                                                                 DECEMBER 31,
                                                      ---------------------------------
                                                            1994               1993
                                                      ---------------     -------------
ACCOUNTS RECEIVABLE
    Accounts receivable                               $     7,399,001     $   5,927,489
    Allowance for doubtful accounts                          (169,754)          (92,885)
    Oil and gas production receivable                       5,709,880         4,751,504
    Current portion of notes receivable                       129,536                --
                                                      ---------------     -------------
                                                      $    13,068,663     $  10,586,108
                                                      ===============     =============

INVENTORIES
    Oil                                               $     1,187,120     $   1,295,281
    Natural gas                                             1,375,077           371,937
    Material, pipe and supplies                             4,114,687         2,208,311
                                                      ---------------     -------------
                                                      $     6,676,884     $   3,875,529
                                                      ===============     =============

PROPERTY AND EQUIPMENT, GROSS
  OIL AND GAS PROPERTIES
    Non-producing properties                          $     5,057,900     $   3,582,080
    Producing properties                                  117,221,467        88,475,409
                                                      ---------------     -------------
                                                      $   122,279,367     $  92,057,489
                                                      ===============     =============

  LAND, BUILDINGS, MACHINERY AND EQUIPMENT
    Land, buildings and improvements                  $     5,632,887     $   3,231,694
    Machinery and equipment                                13,931,360        10,008,034
                                                      ---------------     -------------
                                                      $    19,564,247     $  13,239,728
                                                      ===============     =============

ACCRUED EXPENSES
    Accrued expenses                                  $     2,775,027     $   2,442,533
    Accrued income taxes                                      298,097                --
    Ad valorem and other taxes                              1,269,681           708,000
    Bank overdraft                                          1,291,439           629,639
    Compensation and related benefits                       1,513,835         1,148,180
    Undistributed production revenue                        1,292,236         1,330,440
                                                      ---------------     -------------
                                                      $     8,440,315     $   6,258,792
                                                      ===============     =============

(6)      LONG-TERM DEBT

         Long-term debt consists of the following:



                                                          DECEMBER 31,
                                               ---------------------------------
                                                      1994              1993
                                               ---------------    --------------

Senior notes                                   $    35,000,000    $   35,000,000
Convertible subordinated debentures                  7,350,000         7,350,000
Revolving line of credit                             4,000,000                --
Other                                                  345,678           494,260
                                               ---------------    --------------
                                                    46,695,678        42,844,260

Less current portion                                   105,996           301,520
                                               ---------------    --------------
Long-term debt                                 $    46,589,682    $   42,542,740
                                               ===============    ==============


         On May 5, 1992, the Company entered into a three-year revolving credit agreement with a group of banks. On November 15, 1993, the facility was amended to accommodate the issuance of the Company's senior notes. The facility amount was increased from $30 million to $100 million and is now unsecured. Outstanding balances under the agreement bear interest at the Company's choice of either:
(1) the one, three, or six-month LIBOR plus 2% ( 9.00% for the six-month LIBOR interest rate option at December 31, 1994) or (2) the bank's prime rate plus 1/4% ( 8.75% at December 31, 1994). On July 22, 1994, the banks extended the maturity date on the facility to March 31, 1998. Borrowings under the credit agreement are limited to the borrowing base as established semi-annually by the bank group. The borrowing base at December 31, 1994 was $30 million.

         On January 5, 1993, the Company entered into an interest rate swap agreement covering $22 million of the outstanding balance of an acquisition loan that was paid off in 1993. The interest rate on this portion of the loan was fixed at 7.95% for three years. The notional amount covered by this swap agreement declined to $18 million in 1994 and was scheduled to decline to $15 million in 1995. On August 31, 1994, the Company closed out this swap agreement. The Company had no derivative financial instruments at December 31, 1994.

         During 1993, the Company placed $35 million of 7% fixed-rate senior notes with five insurance companies in a private placement. These notes, which are interest-only for four years, mature on September 30, 2005. Equal principal payments of $3,888,888 will be required on each September 30 commencing in 1997.

         The $7,350,000 of convertible subordinated debentures have a fixed interest rate of 9.25% and mature on June 30, 2000. The debentures are currently convertible by the debenture holders at the rate of one share of the Company's common stock for each $20.30 of principal.

         The debt agreements contain various covenants restricting payment of dividends on common stock to $5 million plus 50% of cumulative net income, restricting sales of assets to 15% of shareholders' equity in any one year and requiring the maintenance of certain levels of net worth, working capital and other financial ratios.

         At December 31, 1994, the aggregate long-term debt maturing in the next five years is as follows: $106,000 (1995); $35,000 (1996); $3,907,000 (1997);
$7,907,000 (1998) and $3,907,000 (1999) and $30,833,000 (2000 and thereafter).

(7)      LEASES

         The Company leases certain computer equipment, vehicles and office space under noncancelable agreements with lease periods of one to five years. Rent expense amounted to $741,575, $1,082,130, and $1,058,816 for the years ended December 31, 1994, 1993, and 1992, respectively.

         The Company also leases certain computer equipment accounted for as capital leases. Property and equipment includes $1.4 million and $1.6 million of computer equipment under capital leases at December 31, 1994 and 1993, respectively. Accumulated depreciation for such equipment includes approximately $690,000 and $337,000 at December 31, 1994 and 1993, respectively.

         Future minimum commitments under leasing arrangements at December 31, 1994 were as follows:

                                                             OPERATING           CAPITAL
YEAR ENDING DECEMBER 31                                       LEASES              LEASES
- -----------------------                                   --------------     --------------
1995                                                      $      447,000     $      397,000
1996                                                             218,000            365,000
1997                                                              12,000            289,000
1998                                                              11,000             32,000
1999 and thereafter                                               12,000              7,000
                                                          --------------     --------------
Total minimum rental payments                             $      700,000          1,090,000
                                                          ==============
Less amount representing interest                                                   103,425
                                                                             --------------
Present value of net minimum rental payments                                        986,575
Less current portion                                                                341,261
                                                                             --------------
Long-term capitalized lease obligations                                      $      645,314
                                                                             ==============

(8)      SHAREHOLDERS' EQUITY

         On March 27, 1992, the Company succeeded to the Belden Interests and acquired in the Consolidation all of the assets and assumed all of the liabilities of the Partnership and BBI in exchange for 2,780,241 shares of its common stock, of which 882,030 shares were distributed to the holders of units of limited partnership interest in the Partnership (other than HSB IV) in liquidation of the Partnership, 821,950 shares were distributed to the shareholders of BBI in liquidation of BBI, and 1,076,261 shares were distributed to HSB IV.

         Outstanding warrants for the purchase of 13,801 shares of the Company's common stock at a price of $21.74 per share are exercisable by the holder in whole or part any time prior to February 15, 1997.

         The 9.25% convertible subordinated debentures due June 30, 2000, are currently convertible at the rate of one share of common stock for each $20.30 of principal.

         On December 31, 1992, the Company issued 24,000 shares of Class II Serial Preferred Stock with a stated value of $100 per share. In preference to shares of common stock, each share is entitled to cumulative cash dividends of $7.50 per year, payable quarterly. The Preferred Stock is subject to redemption at $100 per share at any time by the Company and is convertible into common stock, at the holder's election, at any time after five years from the date of issuance at a conversion price of $15.00 per common share. Holders of the Preferred Stock are entitled to one vote per preferred share.

         The Company has reserved a total of 535,870 shares of common stock for the conversion of the convertible subordinated debentures and the Class II Serial Preferred Stock and the exercise of the outstanding warrants referred to above.

         On December 21, 1992, the Company issued in a private placement 555,000 shares of common stock at the price of $7.50 per share.

         On December 22, 1992, an additional 20,000 shares of the Company's common stock were awarded to the employees as bonuses.

         On January 25, 1993, the Company issued 60,000 shares of common stock in a private placement at $8.50 per share.

         On May 5, 1993, the Company issued 168,000 shares of common stock for additional interests in certain oil and gas properties.

         In May 1993, the Company sold 3,450,000 shares of common stock in a public offering at $13.25 per share. Net proceeds to the Company after underwriting discounts and offering costs were approximately $42.2 million.

         In December 1994, the Company awarded 21,509 shares of common stock to employees as profit sharing bonuses. These shares were issued in January 1995. On December 30, 1993, the Company awarded and issued 22,325 shares of common stock to employees as profit sharing bonuses.

         In February 1994, the Company issued 31,656 restricted shares of common stock valued at $12.25 per share in exchange for certain acquired assets and assumed liabilities of the former Engine Power Systems.

         In May 1994 and March 1993, non-statutory stock options to purchase 183,000 and 87,000 common shares, respectively, of the Company's stock were granted to certain executive officers and employees under the Company's Stock Option Plan. The exercise price of options may not be less than the fair market value of a share of common stock on the date of grant. Options granted in 1994 and 1993 expire in 2004 and 2003, respectively, unless cessation of employment causes earlier termination. The options become exercisable in 25% increments over a four-year period beginning one year from date of grant. At the date of grant, the exercise price of the options equaled the market price of $12.375 per share on May 27, 1994 and $10.00 per share on March 17, 1993.

         On May 27, 1994, the shareholders approved the Non-Employee Directors Stock Option Plan. In May 1994 and March 1993 non-statutory stock options to purchase 10,000 and 8,000 common shares of the Company's stock were granted under the Plan. Additional options for 2,000 shares will be granted each year to each non-employee director. The exercise price of options under the Plan is equal to the fair market value on the date of grant. Options expire on the tenth anniversary of the grant date. The options become exercisable on the anniversary of the grant date at a rate of one third of the shares each year. The exercise price of the options granted on May 27, 1994 and March 17, 1993 were $12.375 per share and $10.00 per share, respectively. As of December 31, 1994, 102,000 shares were available for grant under the Plan.

         The Company's Articles of Incorporation include certain anti-takeover provisions. The provisions grant the Board of Directors the authority to issue and fix the terms of preferred stock as well as the ability to take certain other actions that could have the effect of discouraging unsolicited takeover attempts. In addition, the Company has entered into contracts with its officers that provide for severance payments, in certain circumstances, in the event that their employment is terminated following a change in control. The senior notes may, at the noteholder's discretion, be accelerated and become due and payable upon a change in control of the Company.

(9)      RESTRICTED STOCK GRANT AND BONUS PLAN

         During May 1992, HSB IV contributed a total of 119,600 shares of the Company's common stock to fund the Company's Restricted Stock Grant and Bonus Plan, as amended (the "Plan"). The shares contributed by HSB IV were used to make restricted stock grant and bonus awards to employees of the Company.

         The shares of common stock awarded to an employee under the Plan are fully paid and nonassessable and are represented by a certificate or certificates registered in the employee's name. The employee has all the rights of a shareholder with respect to such shares, including the right to vote the shares and receive all dividends paid with respect to such shares.

         Certain shares awarded are subject to forfeiture and to restrictions prohibiting their sale, transfer, pledge or other disposition until the restrictions are released. Such shares will be released from such restrictions at the rate of 25% for each full year of employment completed by the employee after the date of the award and will be fully vested after four full years of continued employment, except that the shares will immediately vest and be released from restrictions in the event of the death, retirement at normal retirement age or permanent disability of the employee. The employee will forfeit all rights to shares not previously released from restrictions in the event of the termination of his or her employment with the Company for any reason other than death, retirement at normal retirement age or permanent disability or in the event of a change in control of the Company. The ownership of all forfeited shares shall revert to HSB IV or his estate.

         Unearned compensation was charged for the market value of the restricted shares on the date of grant and is amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated balance sheet.

(10)     INCOME TAXES

         The provision (benefit) for income taxes in the Consolidated Statements of Operations includes the following:


                               YEAR ENDED DECEMBER 31,
                   -------------------------------------------------
                         1994             1993              1992
                   -------------     -------------     -------------
CURRENT
   Federal         $     397,815     $     262,219     $     581,000
   State                 189,708           159,411            37,519
                   -------------     -------------     -------------
                         587,523           421,630           618,519

DEFERRED
   Federal             1,423,871         1,356,994          (155,174)
   State                 145,676           194,941           (17,224)
                   -------------     -------------     -------------
                       1,569,547         1,551,935          (172,398)
                   -------------     -------------     -------------
   TOTAL           $   2,157,070     $   1,973,565     $     446,121
                   =============     =============     =============

The effective tax rate differs from the U.S. federal statutory tax rate, as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                      1994          1993        1992
                                                      ----          ----        -----
Statutory federal income tax rate                     34.0 %        34.0 %       34.0 %
Increases (reductions) in taxes
    resulting from:
   State income taxes, net of federal
    tax benefit                                        3.7           4.5          1.6
   Statutory depletion                                (2.6)           --        (14.5)
   Expenses which provided no tax benefit               .7            .2          6.4
   Other, net                                           .2           (.7)         0.6
                                                      ----          ----        -----
   Effective income tax rate for the year             36.0 %        38.0 %       28.1 %
                                                      ====          ====        =====

         Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                                     DECEMBER 31,
                                                         ----------------------------------
                                                               1994                1993
                                                         ---------------     --------------
Deferred income tax liabilities:
   Property and equipment, net                           $     9,859,291     $    7,350,666
   Production accruals and accounts receivable                   135,109            211,351
   Other, net                                                     77,829             21,228
                                                         ---------------     --------------
     Total deferred income tax liabilities                    10,072,229          7,583,245

Deferred income tax assets:
   Accrued expenses                                            1,558,738            929,159
   Inventories                                                   216,992            291,127
   Net operating loss carryforwards                            1,580,049          1,938,381
   Tax credit carryforwards                                    1,355,953            865,715
   Depletion carryforwards                                       157,035                 --
   Other, net                                                    253,147            250,755
                                                         ---------------     --------------
     Total deferred income tax assets                          5,121,914          4,275,137
                                                         ---------------     --------------
     Net deferred income tax liability                   $     4,950,315     $    3,308,108
                                                         ===============     ==============

   Long-term liability                                   $     6,691,408     $    4,376,610
   Current asset                                              (1,741,093)        (1,068,502)
                                                         ---------------     --------------
     Net deferred income tax liability                   $     4,950,315     $    3,308,108
                                                         ===============     ==============

         At December 31, 1994, the Company had approximately $4,200,000 of net operating loss carryforwards and $800,000 of statutory depletion carryforwards available for federal income tax reporting purposes. Substantially all of the net operating loss and statutory depletion carryforwards are limited as to their annual utilization as a result of prior ownership changes. In addition, the Company has approximately $69,000 of investment tax credit carryforwards, the annual utilization of which is also subject to limitations under the provisions of the Internal Revenue Code. The Company has alternative minimum tax credit carryforwards of approximately $1,287,000 which have no expiration date. The net operating loss carryforwards, if unused, will expire from 2000 to 2009 and the investment tax credit carryforward, if unused, will expire from 1998 to 2000. There is no expiration date for the utilization of statutory depletion carryforwards.

(11)     RETIREMENT PLANS

         The Company has a 401(k) salary reduction plan covering substantially all of the employees of the Company. Under the plan, an amount equal to 2% of participants' compensation is contributed by the Company to the plan each year. Eligible employees may also make voluntary plan contributions which the Company matches $.25 for every $1.00 contributed up to 6% of an employee's annual compensation. Retirement plan expense for the years ended December 31, 1994, 1993 and 1992 was $286,446, $251,305 and $235,588, respectively.

         The Company established non-qualified deferred compensation plans in 1994 which permit certain key employees and directors to elect to defer a portion of their compensation.

(12)     RELATED PARTY TRANSACTIONS

         Prior to the Consolidation, HSB IV and an affiliated company that was part of the Belden Interests were general partners in the Partnership, a publicly-traded master limited partnership, and HSB IV was a shareholder of BBI. The Belden Interests provided substantially all developmental services, well maintenance, supplies and other services to the Partnership and BBI and charged these entities various fees. In 1992, the Belden Interests charged affiliates $302,000 for well operator's fees, $786,000 for general and administrative fees which included costs associated with final tax reporting and wind-up of the Partnership and BBI, and $188,000 for other fees and services. Due to the consolidation discussed in Notes 1 and 3, these amounts represent only the first three months of 1992.

         In 1993, the Company acquired 6.1 acres of land from HSB IV for $339,000. Also in 1993, the Company purchased all the assets of Southgate Petroleum Corporation, of which HSB IV was the sole shareholder, for $348,000. These assets consisted of heavy equipment, undeveloped acreage and operating rights.

(13)     COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.

(14)     CONCENTRATIONS OF CREDIT RISK

         The Company operates primarily in the oil and gas industry. Sales of oil and gas are ultimately made to refineries, gas utilities and industrial consumers in Ohio, West Virginia, New York and Pennsylvania. The Company is also a distributor of a broad range of oilfield equipment and supplies. Its customers include other independent oil and gas companies, dealers and operators throughout Ohio, West Virginia, New York and Pennsylvania. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. Expected losses are provided for currently and actual losses have been within management's expectations.

(15)     MAJOR CUSTOMERS

         Oil and gas sales and gas marketing and gathering revenue from one customer that exceeded 10% of total revenue during the years ended December 31, 1994 and 1993 amounted to $9,600,612 and $8,616,069, respectively. Oil and gas sales to one customer that exceeded 10% of total revenue during the year ended December 31, 1992 amounted to $5,313,193.

(16)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                           YEAR ENDED DECEMBER 31
                                                                   -------------------------------------
                                                                      1994         1993         1992
                                                                   -----------  -----------  -----------
CASH PAID DURING THE YEAR FOR:
    Interest                                                       $ 3,145,724  $ 3,206,786  $ 2,218,447
    Income taxes                                                        90,018      775,713      174,245

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Acquisition of assets in exchange for long-term liabilities  $   527,094  $ 1,006,068  $28,007,065
      Acquisition of assets in exchange for stock                      387,788    1,680,000    2,400,000
      Assets and liabilities of the Partnership and BBI
          in exchange for common stock                                      --           --   23,980,706
      Sale of assets in exchange for note receivable                   689,289           --           --

(17)     SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES

         The following disclosures are presented in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 69 (SFAS 69). The following table sets forth costs incurred including pro rata consolidated amounts attributable to the Company.

                                              YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------
                                     1994               1993               1992
                               ---------------     --------------     ---------------
Costs incurred
   Acquisition
     Proved properties         $    20,274,350     $    3,883,204     $    62,606,242
     Unproved properties             1,744,345            621,789           1,751,818
   Developmental                     9,141,520          6,364,665           2,203,963
   Exploratory                       2,129,696          1,895,216           1,308,900

PROVED  OIL AND GAS RESERVES (UNAUDITED)

         The Company's proved developed and undeveloped reserves are all located within the United States. Proved undeveloped reserves have been included beginning in 1993. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used. Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

         The estimates of proved developed reserves have been reviewed by the Company's independent petroleum engineers. The estimates of proved undeveloped reserves were prepared by the Company's petroleum engineers.

         The following table sets forth changes in estimated proved and proved developed reserves for the three years ended December 31, 1994.

                                                                  OIL                GAS
                                                                 (BBL)              (MCF)
                                                               ---------         -----------
DECEMBER 31, 1991                                                621,253           5,400,038
Extensions and discoveries                                        33,653           1,907,956
Purchase of reserves in place                                  3,883,508          75,110,695
Sales of reserves in place                                       (17,845)            (91,080)
Revisions of previous estimates                                   (6,284)            557,120
Production                                                      (351,262)         (3,726,728)
                                                               ---------         -----------
DECEMBER 31, 1992                                              4,163,023          79,158,001
Extensions and discoveries                                       182,957           5,198,126
Purchase of reserves in place                                    119,216           4,121,079
Sales of reserves in place                                       (52,072)             (9,557)
Revisions of previous estimates                                 (815,743)         (6,516,472)
Inclusion of proved undeveloped reserves (1)                     388,342          19,687,024
Production                                                      (452,844)         (7,373,252)
                                                               ---------         -----------
DECEMBER 31, 1993                                              3,532,879          94,264,949
Extensions and discoveries                                       242,365           8,554,382
Purchase of reserves in place                                    222,981          26,876,534
Sale of reserves in place                                        (11,178)         (1,022,027)
Revisions of previous estimates                                  622,462           3,880,633
Production                                                      (496,039)         (9,562,862)
                                                               ---------         -----------
DECEMBER 31, 1994                                              4,113,470         122,991,609
                                                               =========         ===========

PROVED DEVELOPED RESERVES
December 31, 1993                                              3,144,537          74,577,925
                                                               =========         ===========
December 31, 1994                                              3,714,671         101,355,451
                                                               =========         ===========

(1) Prior to 1993, the Company did not disclose its proved undeveloped reserves because the effect on total proved reserves was insignificant. In 1994 and 1993, the Company acquired properties with significant undeveloped reserve potential and plans to develop these undeveloped locations. As a result, the Company elected to include its proved undeveloped reserves in 1993 and subsequent years to more accurately present its total proved reserves.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

         The following tables, which present a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, are presented pursuant to SFAS 69. In computing this data, assumptions other than those required by the FASB could produce different results. Accordingly, the data should not be construed as representative of the fair market value of the Company's proved oil and gas reserves. The following assumptions have been made:

         _        Future revenues were based on year-end oil and gas prices.
                  Future price changes were included only to the extent provided by existing contractual agreements.

         _ Production and development costs were computed using year-end costs assuming no change in present economic conditions.

         _ Future net cash flows were discounted at an annual rate of 10%.

         _ Future income taxes were computed using the approximate statutory tax rate and giving effect to available net operating losses, tax credits and statutory depletion.

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1994, 1993 and 1992 is presented below:

                                                                   DECEMBER 31,
                                               -------------------------------------------------------
                                                      1994               1993               1992
                                               ----------------   ----------------   -----------------
Estimated future cash inflows (outflows)
    Revenues from the sale of oil and gas      $    395,610,738   $    315,270,912   $     292,051,715
    Production and development costs               (165,766,349)      (132,313,945)       (114,367,184)
                                               ----------------   ----------------   -----------------
Future net cash flows before income taxes           229,844,389        182,956,967         177,684,531
Future income taxes                                 (54,762,015)       (39,955,545)        (29,155,723)
                                               ----------------   ----------------   -----------------
Future net cash flows                               175,082,374        143,001,422         148,528,808
10% timing discount                                 (85,228,387)       (71,915,400)        (71,989,247)
                                               ----------------   ----------------   -----------------
Standardized measure of discounted
    future net cash flows                      $     89,853,987   $     71,086,022   $      76,539,561
                                               ================   ================   =================

         The principal sources of changes in the standardized measure of future net cash flows for the three years ended December 31, 1994 are as follows:


                                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                    1994              1993               1992
                                              ---------------    ---------------    --------------
Beginning of year                             $    71,086,022    $    76,539,561    $    6,609,864

Sale of oil and gas, net of
    production costs                              (23,287,185)       (19,451,432)       (9,672,623)

Extensions and discoveries, less
    related estimated future
    development and production costs               14,317,120          9,667,774         3,228,728

Purchase of reserves in place less
    estimated future production costs              20,715,526          4,806,990        81,670,287

Sale of reserves in place less
    estimated future production costs                (635,406)          (179,749)         (153,002)

Revisions of previous quantity estimates            4,971,843         (9,772,684)           765,204

Inclusion of proved undeveloped reserves                   --          6,611,352                --

Net changes in prices and production
    costs                                              93,790         (2,564,031)        4,059,860

Change in income taxes                             (8,851,583)        (4,443,113)      (13,356,703)

Accretion of 10% timing discount                    8,943,892          9,087,098           820,310

Changes in production rates (timing)
    and other                                       2,499,968            784,256         2,567,636
                                              ---------------    ---------------    --------------
End of year                                   $    89,853,987    $    71,086,022    $   76,539,561
                                              ===============    ===============    ==============

(18)     INDUSTRY SEGMENT FINANCIAL INFORMATION

         The table below presents certain financial information regarding the Company's industry segments. Intersegment sales are billed on an intercompany basis at prices for comparable third party goods and services.

                                             1994                   1993                  1992
                                     ------------------     -----------------      ----------------
REVENUES
Oil and gas operations               $       65,659,418     $      61,340,169      $     41,539,484
Oilfield sales and service                   21,204,781            14,382,414            11,888,315
Intersegment sales                           (4,319,112)           (3,271,226)           (2,392,759)
                                     ------------------     -----------------      ----------------
                                     $       82,545,087     $      72,451,357      $     51,035,040
                                     ==================     =================      ================

OPERATING INCOME (LOSS)
Oil and gas operations               $        9,117,043     $       7,619,906      $        622,840
Oilfield sales and service (1)                  (88,687)              125,658             1,647,628
                                     ------------------     -----------------      ----------------
                                     $        9,028,356     $       7,745,564      $      2,270,468
                                     ==================     =================      ================

IDENTIFIABLE ASSETS
Oil and gas operations               $      132,537,620     $     128,352,821      $     98,010,238
Oilfield sales and service                   15,635,175             6,821,107             4,242,841
                                     ------------------     -----------------      ----------------
                                     $      148,172,795     $     135,173,928      $    102,253,079
                                     ==================     =================      ================

DEPRECIATION, DEPLETION AND
     AMORTIZATION EXPENSE
Oil and gas operations               $       11,343,441     $       9,316,499      $      4,534,519
Oilfield sales and service                      677,817               386,959               318,839
                                     ------------------     -----------------      ----------------
                                     $       12,021,258     $       9,703,458      $      4,853,358
                                     ==================     =================      ================
CAPITAL EXPENDITURES
Oil and gas operations               $       33,955,736     $      15,976,914      $     80,850,149
Oilfield sales and service                    4,445,681             1,014,612               238,021
                                     ------------------     -----------------      ----------------
                                     $       38,401,417     $      16,991,526      $     81,088,170
                                     ==================     =================      ================

(1) The 1994 amount includes operating losses of $438,680 attributable to the operations of Magnolia Compression Services, Inc. and Engine Power Systems, Inc. which were primarily the result of expenses incurred in the initial development of these businesses. The 1992 amount includes operating income generated by the Belden Interests from sales and services to the Partnership and BBI during the first quarter of 1992.

(19)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The results of operations for the four quarters of 1994 and 1993 are shown below.

                                          FIRST          SECOND           THIRD         FOURTH
                                      -------------   ------------   -------------   ------------
1994

Sales and other operating revenues    $  20,620,601   $ 20,417,568    $ 21,435,564   $ 20,071,354
Gross profit                              3,096,358      3,849,597       3,309,537      2,738,618
Net income                                  807,241      1,104,926       1,079,937        850,817
Net income per common share                     .11            .15             .15            .11

1993

Sales and other operating revenues    $  19,237,590   $ 16,425,888    $ 17,291,240   $ 19,496,639
Gross profit                              3,207,398      3,094,093       2,845,065      2,538,991
Net income                                  656,510        865,447       1,004,185        693,884
Net income per common share                     .18            .17             .14            .09

(20)     SUBSEQUENT EVENTS

         Effective in January 1995, the Company purchased Ward Lake Drilling, Inc. ("Ward Lake"), a privately-held exploration and production company headquartered in Gaylord, Michigan, for $15.1 million. The purchase was funded by borrowings under the Company's existing credit facility. Ward Lake operates and holds a production payment interest and working interests averaging 13.6% in approximately 500 Antrim Shale gas wells located in Michigan's lower peninsula. The purchase also included approximately 5,500 undeveloped leasehold acres that Ward Lake owns in Michigan.

         At December 31, 1994, the wells had estimated proved natural gas reserves totaling 98 Bcf gross (13.7 net). Gross production from the wells is expected to total approximately 37 million cubic feet of gas per day in 1995. Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with the operating rights and other corporate assets.

         In March 1995, the Company entered into an agreement to purchase all the producing properties of The East Ohio Gas Company for $6.5 million. The assets to be acquired include a 100% working interest in 378 natural gas wells and drilling rights on more than 250,000 acres of adjacent properties. A substantial majority of the wells acquired are adjacent to properties currently being operated by the Company. The wells had estimated proved reserves of 8.5 Bcf of natural gas and 80,000 Bbls of oil at December 31, 1994. Production from the wells is expected to total approximately 1.9 million cubic feet equivalent per day in 1995. The purchase is subject to the satisfaction of certain due diligence matters, consent requirements and other conditions.

                                  EXHIBIT INDEX

                                                                                        Location in
                                                                                       Sequentially
                                                                                         Numbered
No.           Description                                                                  Copy
- ---           -----------                                                              ------------
3.1           Articles of Incorporation of the Company -- incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
              on Form S-4 (Registration No. 33-43209)

3.2 Amended Articles of Incorporation of the Company -- incorporated by reference to Exhibit 3.2 to the Company's Registration
              Statement on Form S-4 (Registration No. 33-43209)

3.2(a) Amendment to Amended Articles of Incorporation of the Company -- incorporated by reference to Exhibit 4 to the Company's Current
              Report on Form 8-K dated December 30, 1992

3.3 Amended Code of Regulations of the Company -- incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

4.1           Amended and Restated Debenture Agreement between the Company and
              Petercam Securities -- incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Registration No.
              33-43209)

4.2           Credit Agreement among the Company, The Canton Oil & Gas Company,
              Peake Energy, Inc., Peake Operating Company, Bank One, Texas,
              National Association and NBD Bank, N.A. dated November 1993 -- incorporated by reference to Exhibit 4.2 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1993

4.3           Fourth Amendment and Restatement of Credit Agreement among the
              Company, Belden & Blake Acquisition, Inc., Peake Operating
              Company, Peake Energy, Inc. and The Chase Manhattan Bank (National
              Association) dated as of December 22, 1992 -- incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-60228)

4.4 Warrant Assumption Agreement between Belden & Blake Corporation and Belden & Blake Energy Company -- incorporated by reference to
              Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

                                                                                          Location in
                                                                                         Sequentially
                                                                                           Numbered
No.           Description                                                                    Copy
- ---           -----------                                                                ------------
4.5           Note Purchase Agreement dated as of November 15, 1993 among the
              Company, The Canton Oil & Gas Company, Peake Operating Company and
              Peake Energy, Inc. and the purchasers listed on Annex I thereto --
              incorporated by reference to Exhibit 4.5 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1993

4.6 None of the other instruments defining the rights of holders of long-term debt of the Company or its subsidiaries involve long-term debt in an amount which exceeds ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such other instruments to the Commission upon request.

10.1 Employment Agreement between the Company and Henry S. Belden IV dated September 16, 1991 -- incorporated by reference to Exhibit
              10.3 to the Company's Registration Statement on Form S-4
              (Registration No. 33-43209)

10.2          Contract of Employment between Belden & Blake (U.K.), Inc. and
              David P. Quint dated March 1, 1984, as amended -- incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration Statement No. 33-43209)

10.3 Form of Severance Agreement between the Company and each of the officers of the Company (except Henry S. Belden IV) officers -- incorporated by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-4 (Registration No. 33-43209)

10.4          Stock Option Plan of the Company -- incorporated by reference to
              Exhibit 10.7 to the Company's Registration Statement on Form S-4
              (Registration No. 33-43209)

10.5          Restricted Stock Grant Plan of The Canton Oil & Gas Company
              (formerly known as Belden & Blake Corporation) -- incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 33-43209)

10.6          Belden & Blake Corporation Non-employee Director Stock Option Plan
              -- incorporated by reference to Exhibit 10.6 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1993


                                                                                         Location in
                                                                                         Sequentially
                                                                                            Numbered
No.           Description                                                                    Copy
- ---           -----------                                                                ------------
10.7          Plan and Agreement of Consolidation dated as of October 10, 1991, as amended, among Belden & Blake Energy Company, Henry S. Belden
              IV, Belden & Blake International Limited and the Company --
              incorporated by reference to Exhibit 2.1 to the Company's
              Registration Statement on Form S-4 (Registration No. 33-43209)

10.8          Stock Purchase Agreement dated as of December 7, 1992 between
              Presidio Exploration, Inc. and Belden & Blake Acquisition, Inc. (a wholly-owned subsidiary of the Company) -- incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated December 22, 1992

10.9          Amended and Restated Gas Sales and Purchase Contract between Peake
              Energy, Inc. and Kaiser Aluminum & Chemical Corporation dated as of August 27, 1987 -- incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration
              No. 33-60228)

10.10         Agreement of Purchase and Sale between the Company and TGX
              Corporation dated December 17, 1993 -- incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated
              January 14, 1994.

10.11         Stock Purchase Agreement dated January 3, 1995 among Keith Hardin
              Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company -- incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 10, 1995

10.11(a)      Agreement of Amendment dated January 16, 1995 among Keith Hardin
              Gornick, R. David Briney, William F. Rolinski, Charles Nelson and the Company -- incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 10, 1995

10.11(b)      Second Agreement of Amendment dated February 10, 1995 among Keith
              Hardin Gornick, R. David Briney, William F. Rolinski, Charles
              Nelson and the Company -- incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 10,
              1995

21.1*         Subsidiaries of the Registrant

23.1*         Consent of Ernst & Young LLP

27*           Financial Data Schedule

*Filed herewith