Form 10-Q
period 1995-03-31
BELDEN & BLAKE CORP/
filed 1995-05-11
CIK 734778

            FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the transition period from __________________to___________________



Commission File Number:   0-20100



                          BELDEN & BLAKE CORPORATION
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Ohio                               34-1686642
- - -------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

       5200 Stoneham Road
       North Canton, Ohio                             44720
- - -------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


                                (216) 499-1660
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X]  Yes    [ ]  No



Number of common shares of Belden & Blake Corporation
Outstanding as of April 28, 1995                                7,106,246

                           BELDEN & BLAKE CORPORATION

                                     INDEX

- - --------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
PART I    Financial Information:
- - ------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of March 31, 1995 and     1
                    December 31, 1994

                   Consolidated Statements of Operations for the three      3
                    months ended March 31, 1995 and 1994

                   Consolidated Statements of Shareholders' Equity for      4
                    the three months ended March 31, 1995 and the years ended December 31, 1994 and 1993

                   Consolidated Statements of Cash Flows for the three      5
                    months ended March 31, 1995 and 1994

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial        7
                    Condition and Results of Operations


PART II   Other Information
- - -------
          Item 6.  Exhibits and Reports on Form 8-K                        11

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                       MARCH 31,     DECEMBER 31,
                                                         1995           1994
                                                     -------------   -------------
                                                      (UNAUDITED)
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $   7,363,820   $   3,649,005
  Accounts receivable, net                              14,956,973      13,068,663
  Inventories                                            5,847,373       6,676,884
  Deferred income taxes                                  1,756,521       1,741,093
  Other current assets                                   2,054,710         956,699
                                                     -------------   -------------
         TOTAL CURRENT ASSETS                           31,979,397      26,092,344

PROPERTY AND EQUIPMENT
  Oil and gas properties (successful efforts method)   143,274,016     122,279,367
  Gas gathering systems                                 18,244,915      18,120,365
  Land, buildings, machinery and equipment              20,128,974      19,564,247
                                                     -------------   -------------
                                                       181,647,905     159,963,979
  Less accumulated depreciation, depletion
   and amortization                                     44,146,780      40,788,899
                                                     -------------   -------------
         PROPERTY AND EQUIPMENT, NET                   137,501,125     119,175,080

OTHER ASSETS                                             2,841,467       2,905,371
                                                     -------------   -------------
                                                     $ 172,321,989   $ 148,172,795
                                                     =============   =============

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                 BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31,              DECEMBER 31,
                                                              1995                    1994
                                                         --------------            -------------
                                                           (UNAUDITED)

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                       $    4,709,696            $   3,593,811
  Accrued expenses                                           10,960,944                8,440,315
  Current portion of long-term liabilities                      417,403                  447,257
                                                         --------------            -------------
         TOTAL CURRENT LIABILITIES                           16,088,043               12,481,383

LONG-TERM LIABILITIES
  Senior notes                                               35,000,000               35,000,000
  Convertible subordinated debentures                         7,350,000                7,350,000
  Bank and other long-term debt                              23,651,813                4,239,682
  Capitalized lease obligations                                 553,287                  645,314
  Other                                                         660,279                  623,162
                                                         --------------            -------------
         TOTAL LONG-TERM LIABILITIES                         67,215,379               47,858,158

DEFERRED INCOME TAXES                                         6,929,774                6,691,408

SHAREHOLDERS' EQUITY
  Common stock without par value; $.10 stated value
   per share; authorized 12,000,000 shares; issued
   and outstanding 7,106,246 and 7,084,737 shares               710,625                  708,474
  Preferred stock without par value; $100 stated value
   per share; authorized 8,000,000 shares;
   issued and outstanding 24,000 shares                       2,400,000                2,400,000
  Paid in capital                                            70,629,419               70,378,839
  Retained earnings                                           8,573,699                7,879,483
  Unearned portion of restricted stock                         (224,950)                (224,950)
                                                         --------------            -------------
         TOTAL SHAREHOLDERS' EQUITY                          82,088,793               81,141,846
                                                         --------------            -------------
                                                         $  172,321,989            $ 148,172,795
                                                         ==============            =============

The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes generally required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                           THREE MONTHS ENDED MARCH 31,
                                                1995          1994
                                          -------------   -------------
REVENUES
  Oil and gas sales                       $   9,206,656   $   7,654,882
  Gas marketing and gathering                 8,915,885       9,954,646
  Oilfield sales and service                  4,120,760       3,011,073
  Interest and other                            181,985          86,107
                                          -------------   -------------
                                             22,425,286      20,706,708
EXPENSES
  Production expense                          2,633,514       2,162,234
  Cost of gas and gathering expense           7,901,476       8,863,083
  Oilfield sales and service                  4,210,353       3,002,447
  Exploration expense                           894,930         661,705
  General and administrative expense            949,239         954,858
  Interest expense                            1,162,990         923,710
  Depreciation, depletion and amortization    3,499,425       2,834,774
                                          -------------   -------------
                                             21,251,927      19,402,811
                                          -------------   -------------

INCOME BEFORE INCOME TAXES                    1,173,359       1,303,897

  Provision for income taxes                    434,143         496,656
                                          -------------   -------------

NET INCOME                                $     739,216   $     807,241
                                          =============   =============

NET INCOME PER COMMON SHARE               $        0.10   $        0.11
                                          =============   =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          7,101,705       7,066,447
                                          =============   =============

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                              UNEARNED
                           COMMON      COMMON     PREFERRED       PAID-IN       RETAINED     RESTRICTED
                           SHARES      STOCK        STOCK         CAPITAL       EARNINGS       STOCK        TOTAL
                         ---------    --------    ----------    -----------    ----------    ----------   -----------
JANUARY 1, 1993          3,355,241    $335,524    $2,400,000    $25,550,711    $1,176,536     $(440,000)  $29,022,771

Stock issued                60,000       6,000                      491,150                                   497,150
Stock issued               168,000      16,800                    1,658,702                                 1,675,502
Stock issued             3,450,000     345,000                   41,817,720                                42,162,720
Net income                                                                      3,220,026                   3,220,026
Preferred stock dividend                                                         (180,000)                   (180,000)
Employee stock bonus        22,325       2,232                      237,762                                   239,994
Restricted stock grant                                              108,999                     110,000       218,999
Other                       (2,485)       (248)                         248                                        --
- - ---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993        7,053,081     705,308     2,400,000     69,865,292     4,216,562      (330,000)   76,857,162


Stock issued                31,656       3,166                      384,622                                   387,788
Net income                                                                      3,842,921                   3,842,921
Preferred stock dividend                                                         (180,000)                   (180,000)
Restricted stock grant                                              128,925                     105,050       233,975
- - ---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994        7,084,737     708,474     2,400,000     70,378,839     7,879,483      (224,950)   81,141,846


Net income                                                                        739,216                     739,216
Preferred stock dividend                                                          (45,000)                    (45,000)
Employee stock bonus        21,509       2,151                      250,580                                   252,731
- - ---------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
MARCH 31, 1995           7,106,246    $710,625    $2,400,000    $70,629,419    $8,573,699     $(224,950)  $82,088,793
=====================================================================================================================

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                1995            1994
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $  739,216     $  807,241
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                    3,499,425      2,834,774
   (Gain) loss on disposal of property and equipment            (132,604)        49,348
   Deferred income taxes                                         222,938        312,936
   Deferred compensation and stock grants                        289,585             --
   Change in operating assets and liabilities, net of
    effects of purchases of businesses:
     Accounts receivable                                       2,807,042         49,142
     Inventories                                                 932,301       (281,071)
     Other current assets                                     (1,026,522)       192,578
     Accounts payable and accrued expenses                    (3,798,023)       322,695
                                                              ----------     ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                3,533,358      4,287,643

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of businesses, net of cash acquired             (11,832,404)   (15,330,021)
 Proceeds from property and equipment disposals                  177,284         88,261
 Additions to property and equipment                          (1,964,698)    (4,350,099)
 Decrease in other assets                                         15,993         27,135
                                                              ----------     ----------
      NET CASH USED IN INVESTING ACTIVITIES                  (13,603,825)   (19,564,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit and long-term debt    22,000,000        100,000
 Repayment of long-term debt                                  (8,081,170)      (308,489)
 Repayment of capital lease obligations                          (88,548)       (64,823)
 Preferred stock dividends                                       (45,000)       (45,000)
                                                              ----------     ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     13,785,282       (318,312)
                                                              ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3,714,815    (15,595,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,649,005     22,244,231
                                                              ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                $7,363,820     $6,648,838
                                                              ==========     ==========

CASH PAID DURING THE PERIOD FOR:
 Interest                                                     $1,322,173     $  930,613
 Income taxes                                                    151,517          4,475
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of assets in exchange for debt                    5,460,230             --
 Acquisition of assets in exchange for stock                          --        387,788

See accompanying notes.

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)


MARCH 31, 1995
- - -------------------------------------------------------------------------------
(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Belden & Blake Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in Belden & Blake Corporation and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.



(2)      ACQUISITIONS

         In March 1995, the Company entered into an agreement to purchase all the producing properties of The East Ohio Gas Company for $6.5 million. The assets to be acquired include a 100% working interest in 378 natural gas wells and drilling rights on more than 250,000 acres of adjacent properties. A substantial majority of the wells to be acquired are adjacent to properties currently being operated by the Company. The wells had estimated proved reserves of 8.5 Bcf (billion cubic feet) of natural gas and 80,000 Bbls (barrels) of oil at December 31, 1994. The purchase is subject to the satisfaction of certain due diligence matters, consent requirements and other conditions. The pro forma results, if reported, would not be materially different from results of operations as reported.

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

         At December 31, 1994, the wells had estimated proved developed natural gas reserves totaling 98 Bcf gross (13.7 Bcf net). Approximately one half of the purchase price represented payment for the proved reserves, with the balance associated with other oil and gas and corporate assets. A joint election was made by the Company and the selling shareholders to treat the stock purchase of Ward Lake as an asset purchase for tax purposes.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

         The table below presents the unaudited actual results of operations for the three months ended March 31, 1995 and the pro forma results of operations for the three months ended March 31, 1994 as if the acquisition of Ward Lake had occurred on January 1, 1994.

                                                ACTUAL           PRO FORMA
                                                 1995              1994
                                              -----------       -----------
                                          (in thousands except per share data)
 Total revenues                                 $  22,425         $  21,778
 Net income                                           739               900
 Net income per common share                    $     .10         $     .12
 Weighted average common shares outstanding         7,102             7,066



ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

RESULTS OF OPERATIONS

         OIL AND GAS SALES. Oil and gas sales increased $1.6 million (20%) in the first quarter of 1995 compared to the same period of 1994 due primarily to an increase in oil and gas volumes sold and a higher average price paid for the Company's oil. These increases more than offset a lower average price paid for the Company's natural gas.

         Oil volumes increased 10,870 Bbls (10%) from 106,801 Bbls in the first quarter of 1994 to 117,671 Bbls in the first quarter of 1995 resulting in an increase in oil sales of approximately $160,000. Gas volumes increased 670,849 Mcf (thousand cubic feet) (30%) from 2,256,577 Mcf in the first quarter of 1994 to 2,927,426 Mcf in the first quarter of 1995 resulting in an increase in gas
sales of approximately $1.8 million.   These volume increases were primarily
due to the Company's 1995 acquisitions and production from the Company's 1994 drilling program.

         The average price paid for the Company's oil increased from $14.38 per barrel in the first quarter of 1994 to $16.70 per barrel in the first quarter of 1995 which increased oil sales by approximately $270,000. The average price paid for the Company's natural gas decreased $.24 per Mcf to $2.47 per Mcf in the first quarter of 1995 compared to the first quarter of 1994 which decreased gas sales in the first quarter of 1995 by approximately $700,000.

         GAS MARKETING AND GATHERING REVENUE. Gas marketing and gathering revenue decreased $1.0 million (10%) in 1995 compared with 1994 due to a decrease in volumes and selling price of gas purchased from third parties and resold.

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
             AND RESULTS OF OPERATIONS (CONTINUED)
             -------------------------------------

         OILFIELD SALES AND SERVICE REVENUE. Oilfield sales and service revenue increased $1.1 million (37%) from $3.0 million in the first quarter of 1994 to $4.1 million in the first quarter of 1995. This increase was primarily due to an increase of $825,767 in sales by Engine Power Systems, Inc. ("EPS") and due to the sales generated by the three oilfield service companies acquired by the Company in September and October 1994.

         INTEREST AND OTHER REVENUE. Interest and other revenue increased $95,878 (111%) from $86,107 in the first quarter of 1994 to $181,985 in the first quarter of 1995 primarily due to the recognition of income in 1995 from an incentive production payment associated with certain properties operated by Ward Lake.

         PRODUCTION EXPENSE. Production expense increased from $2.2 million in the first quarter of 1994 to $2.6 million in the first quarter of 1995. This increase was largely due to the increased production discussed above. The average production cost decreased from $.75 per Mcfe (equivalent Mcf of natural gas) in the first quarter of 1994 to $.72 per Mcfe in the first quarter of 1995. This decrease was primarily due to the lower operating costs per Mcfe of the 1995 acquisitions.

         COST OF GAS AND GATHERING EXPENSE. Cost of gas and gathering expense in the first quarter of 1995 decreased $1.0 million (11%) compared with the first quarter of 1994 due to a decrease in volumes of gas purchased from third parties and resold.

         OILFIELD SALES AND SERVICE EXPENSE. Oilfield sales and service expense increased $1.2 million (40%) from $3.0 million in the first quarter of 1994 to $4.2 million in the first quarter of 1995 primarily as a result of the increased cost of goods sold associated with increased sales by EPS and the sales made by the 1994 acquisitions described above.

         EXPLORATION EXPENSE. Exploration expense increased $233,225 (35%) from $661,705 in the first quarter of 1994 to $894,930 in the first quarter of 1995 primarily due to higher levels of geological, geophysical and leasing activity and $88,500 in dry hole costs in the first quarter of 1995.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased from $954,858 in the first quarter of 1994 to $949,239 in the first quarter of 1995, notwithstanding the continued growth of the Company.

         INTEREST EXPENSE. Interest expense increased from $923,710 in the first quarter of 1994 to $1.2 million in the first quarter of 1995. This increase was primarily due to $20 million in bank borrowings in the first quarter of 1995 to finance the acquisition of Ward Lake and all the producing properties of The East Ohio Gas Company.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization increased by $664,651 (23%) in the first quarter of 1995 compared to the first quarter of 1994. This increase was primarily due to additional depletion expense associated with the production volumes described above.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

        INCOME BEFORE INCOME TAXES. Income before income taxes decreased $130,538 (10%) from $1.3 million in the first quarter of 1994 to $1.2 million in the first quarter of 1995. The oil and gas operations segment increased operating income $234,945 (10%) from $2.3 million in 1994 to $2.5 million in 1995. The increase was attributable to the items discussed above. The oilfield sales and service segment operating loss increased $222,081 from an operating loss of $122,732 in 1994 to an operating loss of $344,813 in 1995. The losses were the result of the seasonal nature of the businesses and the continued development of EPS. Approximately $158,000 of the operating loss increase was attributable to EPS. The operating loss of oilfield sales and services, exclusive of EPS, increased $64,382 (48%) from $133,994 in 1994 to $198,376 in 1995.

        NET INCOME. Net income for the first quarter of 1995 was $739,216 compared to net income of $807,241 in the first quarter of 1994. This decrease in net income was primarily the result of the items discussed above. Provision for income taxes decreased from $496,656 in the first quarter of 1994 to $434,143 in the first quarter of 1995 due to the decrease in income before income taxes and a decrease in the effective tax rate. Net income on a per share basis decreased from $.11 per share in the first quarter of 1994 to $.10 per share in the first quarter of 1995. This decrease was primarily the result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital is closely related to and dependent on the current prices paid for its oil and gas.

        The Company's current ratio at March 31, 1995 was 1.99 to 1.00. During the first quarter of 1995, working capital increased $2.3 million from $13.6 million to $15.9 million. The increase is primarily due to a $3.7 million increase in cash due to the acquisition of Ward Lake's cash balances. The Company's operating activities provided cash flow of $3.5 million during the first quarter of 1995.

        On May 5, 1992, the Company entered into a three-year revolving credit agreement with a group of banks. On November 15, 1993, this facility was amended to accommodate the issuance of the Company's senior notes. The facility amount was increased from $30 million to $100 million and is unsecured. Outstanding balances under the agreement bear interest at the Company's choice of either: (1) the one, three, or six-month LIBOR plus 2% (8.375% for the six-month LIBOR interest rate option at March 31, 1995) or (2) the bank's prime rate plus 1/4% (9.25% at March 31, 1995). The agreement restricts the sales of assets to no more than 15% of shareholders' equity in any one year, and requires the Company to maintain certain levels of net worth, working capital and debt service coverage.

        Borrowings under the revolving credit agreement are limited by a "borrowing base" which is based on the Company's proved developed reserves and is determined semi-annually by the bank group. The borrowing base at March 31, 1995 was $30 million. The banks may, at their discretion, make more frequent redeterminations of the borrowing base. If at any time the loan balance exceeds the borrowing base, the Company, within 30 business days of notice, is obligated to (a) prepay such excess, (b) provide additional collateral or (c) effect any combination of the alternatives described in (a) and (b). The Company is required to pay a commitment fee in the amount of .5% of the average amount of the unborrowed commitment.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                AND RESULTS OF OPERATIONS (CONTINUED)
                -------------------------------------

        On July 22, 1994, the banks extended the maturity date on the facility to March 31, 1998. At March 31, 1995, the Company had $23 million outstanding under this facility.

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

- - -------------------------------------------------------------------------------
PART II  Other information

         Item 6, Exhibits and Reports on Form 8-K

(a)      Exhibits

         (11) Computation of Earnings Per Common Share and Common Equivalent Shares (see page 12)

         (27)   Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated February 10, 1995 and Amendment No. 1 on Form 8-K/A relating to the acquisition of Ward Lake Drilling, Inc.

EXHIBIT 11.1
- - -------------------------------------------------------------------------------

                  BELDEN & BLAKE CORPORATION AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER COMMON
                          AND COMMON EQUIVALENT SHARES
                                                                        Three months
                                                                       ended March 31,
                                                                   -----------------------
                                                                      1995         1994
                                                                   ---------     ---------
 Average shares outstanding                                        7,101,705     7,066,447
 Net effect of conversion of stock options and warrants                   --            --
 Total primary shares                                              7,101,705     7,066,447
 Net effect of convertible securities                                     --            --
 Total fully diluted shares                                        7,101,705     7,066,447
 Net income                                                      $   739,216   $   807,241
 Less preferred stock dividends                                       45,000        45,000
 Net income applicable to common shares primary                      694,216       762,241
 Plus 7.5% preferred stock dividends                                      --            --
 Net income applicable to common shares fully diluted                694,216       762,241
 Earnings per common share primary                                       .10           .11
 Earnings per common share fully diluted                                 .10           .11


The effects of common stock options, warrants and convertible securities have not been included in the computation as their effect is either not dilutive or antidilutive.


SIGNATURES
- - ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BELDEN & BLAKE CORPORATION

Date:    May 9, 1995                    By:  /S/  Henry S. Belden, IV
      ------------------                    --------------------------------
                                             Henry S. Belden, IV,
                                             Director, Chairman, and Chief
                                             Executive Officer


Date:    May 9, 1995                    By:  /S/  Ronald E. Huff
      ------------------                    --------------------------------
                                             Ronald E. Huff, Director,
                                             Senior Vice President and
                                             Chief Financial Officer